Form 10-Q
period 1999-09-30
E PIPHANY INC
filed 1999-11-15
CIK 1089613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER [0-26881]


                                 E.PIPHANY, INC.
               (Exact Name as Registrant specified in its charter)


                DELAWARE                                        77-0443392
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)


                      1900 SOUTH NORFOLK STREET, SUITE 310
                           SAN MATEO, CALIFORNIA 94403
                    (Address of principal executive offices)

                                 (650) 356-3800
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


      The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of September 30, 1999, was 26,975,223.

                                 E.PIPHANY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Balance Sheets -                                     3
                  As of September 30, 1999 and December 31, 1998

               Condensed Statements of Operations -                           4
                  Three months ended September 30, 1999 and 1998 and
                  Nine months ended September 30, 1999 and 1998

               Condensed Statements of Cash Flows -                           5
                  Nine months ended September 30, 1999 and 1998

               Notes to Condensed Financial Statements                        6

Item 2.        Management's Discussion and Analysis of                       10
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    34



PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                     36

Item 4.        Submission of Matters to a Vote of Securities Holders         37

Item 6.        Exhibits and Reports on Form 8-K                              38


SIGNATURES                                                                   39

                          PART I: FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 E.PIPHANY, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1999              1998
                                                                        -------------     ------------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                              $  89,701         $  13,595
   Accounts receivable, net                                                   3,193             1,243
   Prepaid expenses and other assets                                          2,155               354
                                                                          ---------         ---------

              Total current assets                                           95,049            15,192

   Property and equipment, net                                                2,442             1,172
   Other assets                                                                 485                --
                                                                          ---------         ---------

                        Total assets                                      $  97,976         $  16,364
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligation                            $      88         $      --
   Current portion of notes payable                                             629               167
   Trade accounts payable                                                     1,587             1,015
   Accrued liabilities                                                        4,442             1,028
   Deferred revenue                                                           2,538               381
                                                                          ---------         ---------

              Total current liabilities                                       9,284             2,591
   Capital lease obligations, net of current portion                             93                --
   Notes payable, net of current portion                                      7,737               333
                                                                          ---------         ---------

              Total liabilities                                              17,114             2,924
                                                                          ---------         ---------

Commitments (Note 7)

Stockholders' equity:
   Convertible preferred stock                                                   --                 3
   Common stock                                                                   5                 2
   Additional paid-in capital                                               113,783            30,030
   Warrants to purchase preferred stock                                         532                --
   Note receivable                                                             (640)             (640)
   Deferred compensation                                                     (3,202)           (2,476)
   Accumulated deficit                                                      (29,616)          (13,479)
                                                                          ---------         ---------

              Total stockholders' equity                                     80,862            13,440
                                                                          ---------         ---------

                        Total liabilities and stockholders' equity        $  97,976         $  16,364
                                                                          =========         =========


                 The accompanying notes are an integral part of
                       the condensed financial statements

                                 E.PIPHANY, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                    UNAUDITED

                                                             Three months ended         Nine months ended
                                                                September 30,             September 30,
                                                            ---------------------     ---------------------
                                                              1999         1998         1999         1998
                                                            --------     --------     --------     --------
Revenues:
    Product license                                         $  2,704     $    737     $  5,633     $  1,270
    Services                                                   2,640          375        4,835          705
                                                            --------     --------     --------     --------

             Total revenues                                    5,344        1,112       10,468        1,975
                                                            --------     --------     --------     --------

Cost of revenues:
    Product license                                               58            3           83            3
    Services                                                   2,957          477        5,445          847
                                                            --------     --------     --------     --------

             Total cost of revenues                            3,015          480        5,528          850
                                                            --------     --------     --------     --------

             Gross profit                                      2,329          632        4,940        1,125
                                                            --------     --------     --------     --------

Operating expenses:
    Research and development                                   1,857          973        4,722        2,617
    Sales and marketing                                        5,225        1,818       11,576        4,078
    General and administrative                                 1,262          378        2,546          987
    Stock-based compensation                                     742          393        2,314          395
                                                            --------     --------     --------     --------

             Total operating expenses                          9,086        3,562       21,158        8,077
                                                            --------     --------     --------     --------

             Loss from operations                             (6,757)      (2,930)     (16,218)      (6,952)

Other income (expense), net                                      (32)          24           83          153
                                                            --------     --------     --------     --------

             Net loss                                       $ (6,789)    $ (2,906)    $(16,135)    $ (6,799)
                                                            ========     ========     ========     ========


Basic and diluted net loss per share                        $  (0.91)    $  (0.83)    $  (2.90)    $  (3.62)
                                                            ========     ========     ========     ========

Shares used in computing basic and diluted net
    loss per share                                             7,446        3,484        5,563        1,877
                                                            ========     ========     ========     ========

Pro forma basic and diluted net loss per share              $  (0.38)    $  (0.28)    $  (1.00)    $  (0.82)
                                                            ========     ========     ========     ========

Shares used in computing pro forma basic and diluted net
    loss per share                                            18,002       10,213       16,197        8,248
                                                            ========     ========     ========     ========


                 The accompanying notes are an integral part of
                       the condensed financial statements

                                 E.PIPHANY, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    UNAUDITED

                                                                      Nine months ended
                                                                         September 30,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Cash flows from operating activities:
   Net loss                                                        $(16,135)      $ (6,799)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
       Depreciation and amortization                                    549            166
       Allowance for doubtful accounts                                   50             --
       Noncash compensation expense                                   2,314            395
       Noncash interest expense                                          47             --
       Changes in operating assets and liabilities:
         Accounts receivable                                         (2,000)          (480)
         Prepaid expenses and other assets                           (1,763)          (359)
         Trade accounts payable                                         572            365
         Accrued liabilities                                          3,414            457
         Deferred revenue                                             2,157            172
                                                                   --------       --------

                    Net cash used in operating activities           (10,795)        (6,083)
                                                                   --------       --------

Cash flows from investing activities:
   Purchases of property and equipment                               (1,594)          (819)
                                                                   --------       --------

                    Net cash used in investing activities            (1,594)          (819)
                                                                   --------       --------

Cash flows from financing activities:
   Borrowings                                                         8,000            500
   Repayments on line of credit                                        (135)            --
   Principal payments on capital lease obligations                      (44)            --
   Proceeds from initial public offering of common stock, net        69,866             --
   Proceeds from exercise of warrant                                  2,250             --
   Proceeds from sale of convertible preferred stock, net             5,970         19,043
   Proceeds from sale of common stock                                 2,588            451
                                                                   --------       --------

                    Net cash provided by financing activities        88,495         19,994
                                                                   --------       --------

Net increase in cash and cash equivalents                            76,106         13,092
Cash and cash equivalents at beginning of period                     13,595            369
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 89,701       $ 13,461
                                                                   ========       ========


                 The accompanying notes are an integral part of
                       the condensed financial statements

                                 E.PIPHANY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

The financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1998, included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on September 21, 1999.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

E.piphany generates several types of revenue including the following:

License Fees. E.piphany's standard end user license agreement for E.piphany's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. E.piphany also enters into other license agreement types, which allow for the use of E.piphany's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the services do not include significant alterations to the features and functionality of the software. To date, services have been essential to the functionality of the software products for substantially all license agreements entered into which included implementation services. For these arrangements and other arrangements which don't meet the above criteria, both the product license revenues and services revenue is recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." When reliable estimates are available for the costs and efforts necessary to complete the implementation services, the Company accounts for the arrangements under the percentage completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. License revenue recognized pursuant to SOP 81-1 comprised 76% and 85% of total product revenue for the nine months ended September 30, 1999, and September 30, 1998, respectively. License revenue recognized pursuant to SOP 81-1 comprised 92% and 93% of total product revenue for the three months ended September 30, 1999 and September 30, 1998, respectively.

E.piphany provides for sales returns based on historical rates of return which, to date, have not been material.

Maintenance Agreements. Maintenance agreements generally call for E.piphany to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying statements of operations.

Consulting, Implementation and Training Services. E.piphany provides consulting, implementation and training services to its customers. Revenue from such services, when not sold in conjunction with product licenses, is generally recognized as the services are performed.

As of September 30, 1999, $36,000 of accounts receivable was unbilled due to services performed in advance of billings.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method proscribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. E.piphany has elected to continue to account for its stock-based compensation arrangements under the provisions of APB 25.

COMPREHENSIVE INCOME (LOSS)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the nine months ended September 30, 1999, and the nine months ended September 30, 1998, E.piphany's comprehensive income (loss) was equal to net loss.

3. COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per common share, as presented in the statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share data):

                                                  Three months ended         Nine months ended
                                                     September 30,             September 30,
                                                 ---------------------     ---------------------
                                                   1999         1998         1999         1998
                                                 --------     --------     --------     --------

Net loss                                         $ (6,789)    $ (2,906)    $(16,135)    $ (6,799)

Basic and diluted:
Weighted average shares of common stock
     outstanding                                   11,448        8,263        9,913        6,691
Less: Weighted average shares subject to
     repurchase                                    (4,002)      (4,779)      (4,350)      (4,814)
                                                 --------     --------     --------     --------

Weighted average shares used in computing
      basic and diluted net loss per common
      share                                         7,446        3,484        5,563        1,877
                                                 ========     ========     ========     ========

     Basic and diluted net loss per common
          share                                  $  (0.91)    $  (0.83)    $  (2.90)    $  (3.62)
                                                 ========     ========     ========     ========

     Net loss                                    $ (6,789)    $ (2,906)    $(16,135)    $ (6,799)
                                                 ========     ========     ========     ========

     Shares used above                              7,446        3,484        5,563        1,877
     Pro forma adjustment to reflect weighted
          effect of assumed conversion of
          convertible preferred stock              10,556        6,729       10,634        6,371
                                                 --------     --------     --------     --------
     Shares used in computing pro forma
          basic and diluted net loss per
          common share                             18,002       10,213       16,197        8,248
                                                 ========     ========     ========     ========

     Pro forma basic and diluted net loss per
          common share                           $  (0.38)    $  (0.28)    $  (1.00)    $  (0.82)
                                                 ========     ========     ========     ========

E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were approximately 17,969,000 and 13,141,000 for the three months ended September 30, 1999 and September 30, 1998, respectively. The total number of shares excluded from the calculations of diluted net loss per share were approximately 18,504,000 and 12,818,000 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

4.  INITIAL PUBLIC OFFERING

On September 22, 1999 the Company completed an initial public offering in which it sold 4,772,500 shares of common stock, including 622,500 shares in connection with the exercise of the underwriters' over-allotment option, at $16 per share. The Company received $71.0 million in cash, net of underwriting discounts and commissions. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 11,911,555 shares of common stock.

5.  STOCK SPLIT

On June 30, 1999, E.piphany's board of directors approved a 1 for 2 reverse stock split of E.piphany's outstanding common and preferred shares which became effective immediately prior to E.piphany's initial public offering on September 22, 1999. All share and per share information included in these condensed financial statements have been retroactively adjusted to reflect this reverse stock split.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or January 1, 2001 for E.piphany). This Statement will not have a material impact on the financial condition or results of the operations of E.piphany.

In December 1998, the AICPA issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 which were amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. E.piphany does not anticipate that this statement will have a material impact on its statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement on Form S-1 declared effective on September 22, 1999 by the SEC.

OVERVIEW

Our E.piphany E.4 System is an integrated set of software solutions that provide capabilities for analysis of customer data and marketing campaign management. Companies can implement the E.piphany E.4 System to collect and analyze data from their existing software systems, and from third party data providers, to profile their customers' characteristics and preferences. Business users within these companies can then act on this information by using the Epiphany E.4 System to design and execute marketing campaigns as well as customize products and services.

E.piphany was founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. During 1998, we introduced several other software products, and in June 1999, we shipped our E.piphany E.4 System software solutions. Although our revenues consistently increased from quarter to quarter during 1998, we incurred significant costs to develop our technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount has increased from 49 employees at September 30, 1998 to 179 employees at September 30, 1999.


SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

We generate revenues principally from licensing our software products directly to customers and providing related professional services including implementation, consulting, support and training. Through September 30, 1999, substantially all of our revenues have been derived from sales within the United States through our direct sales force. Our license agreements generally provide that customers pay a software license fee for one or more software solutions for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.4 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from us. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their needs. Customers have generally purchased these services directly from us through our internal professional services organization on either a fixed fee or a time and expense basis. We have historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to consulting organizations, especially to those organizations with which we have relationships such as KPMG, Cambridge Technology Partners and Ernst & Young. However, we intend to increasingly encourage customers to purchase services directly from these consulting organizations. We believe that this would increase the number of consultants which can provide consulting and implementation services related to our software products and that it would increase our overall gross margins by increasing our percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. We also believe that it will encourage these consulting organizations to generate sales leads within their customer base.

Customers also generally purchase maintenance contracts which provide software upgrades and technical support over a stated term, generally twelve months. Revenue on software upgrades and technical support is recognized ratably over the term of the maintenance contract.

We recognize product license revenues in accordance with the provisions of American Institute of Certified Public Accounts (AICPA) Statement of Position 97-2, "Software Revenue Recognition." Pursuant to the requirements of Statement of Position 97-2, we recognize product license revenues when all of the following conditions are met:

-   we have signed a noncancellable license agreement with the customer

-   we have delivered the software product to the customer

-   the amount of fees to be paid by the customer is fixed or determinable, and

-   we believe that collection of these fees is probable.

To date, when we manage the implementation process for our customers, the implementation services have been considered essential to the functionality of the software products. Accordingly, both the product license revenues and services revenues are recognized in accordance with the provisions of AICPA Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Prior to 1999, we recognized substantially all of our revenues using the completed contract method as estimates of costs and efforts necessary to complete the implementation were generally not reliable given our lack of history with implementing our products. In 1999 and future periods, we expect to recognize most of our revenues using the percentage of completion method, and therefore both product license and services revenues are recognized as work progresses. While our software solutions can generally be implemented in less than 16 weeks, implementation can take longer depending on the solution which has been licensed, the number of software solutions licensed, the complexity of the customer's information technology environment and the resources directed by customers to the implementation projects. To date, we have managed the implementation of our solutions for the substantial majority of our customers. When we subcontract services to consulting organizations, we are responsible for managing the implementation. To the extent that customers contract directly with consulting organizations to provide implementation services, we do not manage the implementation, and license revenues are recognized when the relevant conditions of Statement of Position 97-2 are met. Some of our contracts provide for the delivery of unspecified future products over a period of time. Accordingly, payments received from our customers upon the signing of these agreements are deferred and the revenues are recognized ratably over the contract period.

Revenue allocated to training and other services is recognized as the services are performed.

RESULTS OF OPERATIONS

REVENUES

Total revenues increased to $5.3 million for the three months ended September 30, 1999, from $1.1 million for the three months ended September 30, 1998. Total revenues increased to $10.5 million for the nine months ended September 30, 1999, from $2.0 million for the nine months ended September 30, 1998. This rapid growth in revenues reflects our relatively early stage of development, and we do not expect revenues to increase at the same rate in the future.

Product license revenues increased to $2.7 million, or 51% of total revenues, for the three months ended September 30, 1999 from $0.7 million, or 66% of total revenues, for the three months ended September 30, 1998. Product license revenues increased to $5.6 million, or 54% of total revenue, for the nine months ended September 30, 1999 from $1.3 million, or 64% of total revenue, for the nine months ended September 30, 1998. The increase in dollar amount of product license revenues was due to both an increase in the number of licenses sold and the average size of the licenses, and resulted primarily from the growth of our direct sales force and the introduction and shipment of new products.

Services revenues increased to $2.6 million, or 49% of total revenues, for the three months ended September 30, 1999 from $0.4 million, or 34% of revenues, for the three months ended September 30, 1998. Services revenues increased to $4.8 million, or 46% of total revenues, for the nine months ended September 30, 1999 from $0.7 million, or 36% of revenues, for the nine months ended September 30, 1998. The increase was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to E.piphany's new customers.

Services revenues as a percentage of total revenues has varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of services revenues as compared to license revenues has varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users, which generally do not require services. In addition, the amount of services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customers' information technology environment, the resources directed by customers to their implementation projects, the number of users licensed and the extent to which consulting organizations provide services directly to customers. Services revenues as a percentage of total revenues has increased for each of the last three quarters primarily due to growth of our new customer base which has resulted in a higher percentage of new software solution license sales compared to additional user license sales. Services revenues as a percentage of total revenues has also increased because of increased maintenance revenues due to the growth in our customer base. Services revenues have substantially lower margins relative to product license revenues, to the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross profits will decline.

This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. It generally costs us more to subcontract with consulting organizations to provide these services than to provide these services ourselves. To offset the effect that providing services ourselves or through subcontractors has on our overall sales margins, we intend to further encourage customers to contract directly with consulting organizations for implementation and consulting services. Encouraging direct contracts between our customers and consulting organizations may also increase the overall amount of services available to customers and generate sales leads. We do not receive any services revenues when customers contract directly with consulting organizations for implementation and consulting services.

COST OF REVENUES

Total cost of revenues increased to $3.0 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998. Total cost of revenues increased to $5.5 million for the nine months ended September 30, 1999 from $0.8 million for the nine months ended September 30, 1998. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $3.0 million, or 112% of services revenues, for the three months ended September 30, 1999 from $0.5 million, or 127% of services revenues, for the three months ended September 30, 1998. Cost of services revenues increased to $5.4 million, or 113% of services revenues, for the nine months ended September 30, 1999 from $0.8 million, or 120% of services revenues, for the nine months ended September 30, 1998. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has exceeded services revenues due to the rapid growth of our services organization from 5 employees at September 30, 1998 to 46 employees at September 30, 1999 and our investment in experienced management in anticipation of future revenue growth.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $1.9 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998. Research and development expenses increased to $4.7 million for the nine months ended September 30, 1999 from $2.6 million for the nine months ended September 30, 1998. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from 22 employees as of September 30, 1998 to 48 employees as of September 30, 1999. Research and development expenses as a percentage of total revenues decreased from 88% for the three months ended September 30, 1998 to 35% for the three months ended September 30, 1999. Research and development expenses as a percentage of total revenues decreased from 133% for the nine months ended September 30, 1998 to 45% for the nine months ended September 30, 1999. Research and development expenses as a percentage of total revenues decreased primarily due to growth in our revenues. We believe that investments in product development are essential to our future success and expect that the absolute dollar amount of research and development expenses will increase in future periods.

SALES AND MARKETING

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $5.2 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. Sales and marketing expenses increased to $11.6 million for the nine months ended September 30, 1999 from $4.1 million for the nine months ended September 30, 1998. Sales and marketing expenses as a percentage of total revenues decreased from 163% for the three months ended September 30, 1998 to 98% for the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues decreased from 206% for the nine months ended September 30, 1998 to 111% for the nine months ended September 30, 1999. The increase in absolute dollars was primarily attributable to an increase in the number of direct sales, pre-sales support and marketing employees from 18 employees as of September 30, 1998 to 67 employees as of September 30, 1999. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations including Europe and Asia, and due to expected additional increases in advertising and marketing programs and other promotional activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $1.3 million for the three months ended September 30, 1999 from $0.4 million for the three months ended September 30, 1998. General and administrative expenses increased to $2.5 million for the nine months ended September 30, 1999 from $1.0 million for the nine months ended September 30, 1998. General and administrative expenses as a percentage of total revenues decreased from 34% for the three months ended September 30, 1998 to 24% for the three months ended September 30, 1999 due primarily to growth in our revenues. The increase in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from 4 employees as of September 30, 1998 to 18 employees as of September 30, 1999. We expect general and administrative expenses to increase in absolute dollars in future periods.

STOCK-BASED COMPENSATION

Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. We recorded aggregate deferred compensation of $5.9 million related to stock-based compensation to employees. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $2.3 million for the nine months ended September 30, 1999. We expect amortization of approximately $619,000, $1,511,000, $787,000, $312,000, and $26,000 in the last quarter of 1999, the years ended December 31, 2000, 2001, 2002, and the first half of 2003, respectively.

INTEREST INCOME, NET

The decreases in interest income, net of interest expense, for the three months and nine months ended September 30, 1999 were not significant when compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $10.8 million and $6.1 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operating activities for each period resulted primarily from net losses in those periods, and to a lesser extent, increases in accounts receivable. These uses of cash were partially offset by increases in accrued liabilities and deferred revenue.

Net cash used in investing activities totaled $1.6 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. The increase resulted primarily from the purchase of furniture and equipment, consisting largely of computer servers and workstations.

Net cash provided by financing activities totaled $88.5 million and $19.5 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was due primarily to the receipt of proceeds from our recent initial public offering.

At September 30, 1999, we had $89.7 million in cash and cash equivalents. Under a senior credit facility, we maintain a $1.0 million revolving line of credit with Silicon Valley Bank that expires December 1, 1999 and bears variable interest at the bank's prime rate, currently 8.0%. As of September 30, 1999, we had not borrowed against this line of credit. We also have a $3.0 million term loan under this senior credit facility that is repayable ratably over a 36 month period beginning March 1, 2000. The term loan bears variable interest at the bank's prime rate plus 0.5%, currently 8.5%. As of September 30, 1999, we had borrowed $3.0 million against this term loan. Both of these loans are secured by essentially all of our assets.

In addition, we have a subordinated debt facility with Comdisco under which we are entitled to borrow up to $10.0 million, of which $5.0 million is currently outstanding, over 42 months beginning June 1999 at a fixed interest rate of 10.0%. All borrowings under the subordinated facility are secured by essentially all of our assets after the rights of senior creditors, and we cannot maintain more than $5.0 million of senior debt without approval of the lender. We also have a $2.0 million equipment lease line with Comdisco. Under the equipment lease line, we are entitled to lease equipment with payment terms extending over 42 months. The ability to lease new equipment expires on May 31, 2000 and borrowings bear interest at 8.5% for the first six months of the lease.

As of September 30, 1999, our principal sources of liquidity included $89.7 million of cash and cash-equivalents. We anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

YEAR 2000 ISSUES

We are aware of the issues surrounding the year 2000 and problems relating to computers and computer software incorrectly distinguishing between 21st and 20th century dates. Year 2000 issues could affect both our products and services as well as our internal management control systems.

With respect to our products, we have designed our E.piphany E.4 System and other products to be year 2000 compliant. We have tested our E.piphany E.4 System for year 2000 compliance and based on these tests, believe our software is year 2000 compliant. We have also tested our prior products. Based on these tests, we believe that the prior products are also year 2000 compliant. We therefore do not expect to expend significant resources to resolve year 2000 errors in our products. However, we cannot be certain that our test procedures, will uncover all possible year 2000 errors in our products. In some cases, we have warranted to our customers that our products are year 2000 compliant. If our tests and design measures have failed to discover and resolve all year 2000 problems in our products, we could be liable to customers for breach of warranty, product defects or otherwise.

In addition, some of the enterprise databases and web browsers with which our software interacts may not be year 2000 compliant. If our customers' databases are not year 2000 compliant, our internal professional services organization may need to address these existing year 2000 issues. Also, preexisting data in our customers' databases accessed by our software may already contain year 2000 errors. Our professional services organization may not be able to adequately address existing year 2000 issues, or there may be preexisting errors in our customers' databases. Although we cannot control the year 2000 compliance of our customers and their third-party vendors, we may still be subject to claims and liability based on the fact that our products provided incorrect data. These claims could divert significant management, financial and other resources and we may not have adequate commercial insurance to cover these claims.

With respect to our information technology and management functions, we have inquired of the year 2000 compliance of our material hardware and software vendors related to internal accounting, management and product development. We have also tested our systems, but only to a very limited extent. Based on the representations of our vendors and the internal tests we have conducted, we do not believe we will incur material losses relating to upgrade and replacement of our systems or from failure of our systems.

We implemented a new accounting and management reporting system in late 1999 for business reasons unrelated to year 2000. We have been assured that our new system is also year 2000 compliant by the vendor. If any of our vendors' representations regarding their products are not accurate, or if we encounter unknown year 2000 problems relating to the interaction of our systems, we could incur significant expenses to resolve these issues or damages resulting from a failure of our systems to perform correctly. For example, if our accounting system fails to properly record our transactions, we would need to devote staff or hire a third party to correct the problem, could lose important data and would have difficulty planning and reporting without accurate financial information.

In the event we discover year 2000 problems in our products or internal systems, we will endeavor to resolve these problems by making modifications to our products or systems or purchasing new systems, on a timely basis. However, we have no other contingency plan to address the effect of year 2000 problems with our products and internal systems. In addition, the effect of year 2000 on our customers generally, or on our banks, stock markets and other infrastructure functions is unknown. We cannot assure you that our products and systems will be year 2000 compliant or that we will not incur material expenses or liability relating to the year 2000 problem. Our costs of year 2000 compliance to date have not been material and we do not anticipate material year 2000 compliance costs in the future.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q, before buying our common stock.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES IN THE FUTURE AND WE MAY NOT EVER BECOME PROFITABLE

We incurred net losses of $16.1 million in the nine months ended September 30, 1999, $10.3 million in the year 1998 and $3.1 million in the year 1997. We had an accumulated deficit of $29.6 million as of September 30, 1999. We expect to incur losses in the foreseeable future. These losses may be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING AND EVALUATION OF OUR BUSINESS DIFFICULT

We were founded in November 1996, and our limited operating history makes it difficult to forecast our future operating results. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998, and we began shipping our most recent product in June 1999. Since we do not have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

VARIATIONS IN QUARTERLY OPERATING RESULTS DUE TO SUCH FACTORS AS CHANGES IN DEMAND FOR OUR PRODUCTS AND CHANGES IN OUR MIX OF REVENUES MAY CAUSE OUR STOCK PRICE TO DECLINE

We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

-   varying size, timing and contractual terms of orders for our products

- our ability to timely complete our service obligations related to product sales

- changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue

- customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next, including decisions to defer related to year 2000 concerns

- changes in demand for our E.piphany E.4 System software or for enterprise software solutions generally

-   announcements or introductions of new products by our competitors

-   software defects and other product quality problems, and

- any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained.

IF CUSTOMERS DO NOT CONTRACT DIRECTLY WITH CONSULTING ORGANIZATIONS TO IMPLEMENT AND SUPPORT OUR PRODUCTS, OUR REVENUES, PROFITABILITY AND MARGINS MAY BE HARMED

Our principal focus has been to be a provider of software solutions rather than services. As a result, we encourage our customers to purchase consulting, implementation, maintenance and training services directly from consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of services directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

Further, to the extent that consulting organizations do not provide consulting, implementation, maintenance and training services directly to our customers, we need to provide these services to the customers. We provide these services to our customers either directly through our internal professional services organization or indirectly through subcontractors we hire to perform the services on our behalf. Because our margins on service revenues are less than our margins on license revenues, our overall margins decline when we provide services to customers. This is particularly true if we hire subcontractors to perform these services because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

IF OUR INTERNAL PROFESSIONAL SERVICES ORGANIZATION DOES NOT PROVIDE IMPLEMENTATION SERVICES EFFECTIVELY AND ACCORDING TO SCHEDULE, OUR REVENUES AND PROFITABILITY WOULD BE HARMED

Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services organization, which employed a staff of 46 as of September 30, 1999, or from outside consulting organizations. When we provide these services we recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software and accordingly our revenues will be harmed.

In addition, when we sell licenses together with professional services for implementation, we generally recognize the revenue from both the license and the services as we perform the implementation services. Therefore, delays in providing implementation services will delay our recognition of revenue. If we are unable to expand our internal professional services organization to keep pace with sales, we will be required to increase our use of subcontractors to help meet our implementation and service obligations, which will result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient level and quality of services. If we fail to retain sufficient subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

OUR SERVICES REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR PRODUCT REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS

Services revenues, which includes fees for consulting, implementation, maintenance and training, were 46% of our revenues for the nine months ended September 30, 1999 and 34% of our revenues for the year ended December 31, 1998. Our services revenues have a substantially lower gross margin than license revenues. Our cost of services revenues for the nine months ended September 30, 1999 was 113% of our services revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins. Services revenues as a percentage of total revenues and cost of services revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of services revenues as compared to license revenues has varied based on the volume of software solution orders compared to the volume of additional user orders. In addition, the amount and profitability of services can depend in large part on:

-   the software solution which has been licensed

-   the complexity of the customers' information technology environment

-   the resources directed by customers to their implementation projects

-   the number of users licensed, and

- the extent to which outside consulting organizations provide services directly to customers.

NEW PRODUCT INTRODUCTIONS AND PRICING STRATEGIES BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND COULD RESULT IN PRESSURE TO PRICE OUR PRODUCTS IN A MANNER THAT REDUCES OUR MARGINS

Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business.

We compete principally with vendors of:

- decision support and data warehousing software, such as Brio Technology, Business Objects, Cognos, Informatica and Sagent Technology

- enterprise application software, such as i2 Technologies, Oracle, PeopleSoft, SAP and Siebel Systems, and

-   campaign management software, such as Exchange Applications and Prime
    Response.

Many of these companies have significantly greater financial, technical, marketing, service and other resources. Many of these companies also have a larger installed base of users, have been in business longer or have greater name recognition than we do. For example, in fiscal 1998 the annual revenue of Oracle exceeded $7.1 billion, and the annual revenue of Siebel Systems exceeded $350 million. Some large companies may attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors' products may be more effective than our products at performing particular functions or be more customized for particular needs. Even if these functions are more limited than those provided by our products, our competitors' software products could discourage potential customers from purchasing our products. For example, our competitors' software products may incorporate other capabilities, such as recording accounting transactions, customer orders or inventory management data. A software product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of different types of software necessary to effectively run their business. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

In addition, our products must integrate with software solutions provided by a number of our existing or potential competitors. These competitors could alter their products so that our products no longer integrate well with them, or they could deny or delay access by us to advance software releases that allow us to timely adapt our products to integrate with their products. Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. This may increase the ability of their products to address the need for software solutions such as ours which provide both the ability to collect data from multiple sources and analyze that data to profile customer characteristics and preferences. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors or other parties with whom we have relationships, thereby limiting our ability to sell through these channels, reducing promotion of our products and limiting the number of consultants available to implement our software.

OUR REVENUES MIGHT BE HARMED BY RESISTANCE TO ADOPTION OF OUR SOFTWARE BY INFORMATION TECHNOLOGY DEPARTMENTS

Some businesses may have already made a substantial investment in other third party or internally developed software designed to integrate data from disparate sources and analyze this data or manage marketing campaigns. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises. If the market for our products does not grow for any of these reasons, our revenues may be harmed.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, OUR REVENUES WILL BE REDUCED

If the market for software that enables companies to establish, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services does not grow as quickly or become as large as we anticipate, our revenues will be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

-   not understand or see the benefits of using these products

-   not achieve favorable results using these products

-   experience technical difficulty in implementing or using these products, or

-   use alternative methods to solve the same business problems.

In addition, because our products can be used in connection with Internet commerce and we are currently developing additional Internet commerce solutions, if the Internet commerce market does not grow as quickly as we anticipate, we may experience sales which are lower than our expectations.

IF WE FAIL TO DEVELOP NEW PRODUCTS OR IMPROVE OUR EXISTING PRODUCTS TO MEET OR ADAPT TO THE CHANGING NEEDS AND STANDARDS OF OUR INDUSTRY, SALES OF OUR PRODUCTS MAY DECLINE

Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our E.piphany E.4 System and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software solutions and professional services.

To achieve increased market acceptance of our products, we must, among other things, continue to:

- improve and introduce new software solutions for reporting and analysis, distributed database marketing and e-commerce

- improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users

-   enhance our software's ease of administration

- improve our software's ability to extract data from existing software systems, and

- adapt to rapidly changing computer operating system and database standards and Internet technology.

We may not be successful in developing and marketing these or other new or improved products. If we are not successful, we may lose sales to competitors.

In addition, we have entered into customer contracts which contain specific performance goals relating to new product releases or enhancements, and if we are not able to meet these goals, we may be required to, among other things, return fees, pay damages and offer discounts.

IF OUR PRODUCTS DO NOT STAY COMPATIBLE WITH CURRENTLY POPULAR SOFTWARE PROGRAMS, WE MAY LOSE SALES AND REVENUES

Our E.piphany E.4 System must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers. In order to operate the E.piphany E.4 System, it must be installed on both a computer server running the Microsoft Windows NT computer operating system, and a computer server running database software from Microsoft or Oracle. In addition, users access the E.piphany E.4 System through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of these software products, we may be unable to build and enhance our products on schedule.

After installation, the E.piphany E.4 System collects and analyzes data to profile customers' characteristics and preferences. This data may be stored in a variety of our customers' existing software systems, including leading systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.

IF DATABASE ACCESS BECOMES STANDARDIZED, DEMAND FOR OUR PRODUCTS WILL BE REDUCED

Our products are useful for integrating data from a variety of disparate data sources. Adoption of uniform, industry-wide standards across various database and analytic software programs could minimize the importance of the data integration capabilities of our products. This, in turn, could adversely affect the competitiveness and market acceptance of our products. Also, a single competitor in the market for database and analytic software programs may become dominant, even if there is no formal industry-wide standard. If large numbers of our customers adopt a single standard, this would similarly reduce demand for our product. If we lose customers because of the adoption of standards, we may have lower revenues and profitability.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH MAKES IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST OUR RESULTS

It takes us between three and six months to complete the majority of our sales, but it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan our expenditures accordingly. The period between our initial contact with a potential customer and their purchase of our products and services is relatively long due to several factors, including:

-   the complex nature of our products

- our need to educate potential customers about the uses and benefits of our products

- the purchase of our products requires a significant investment of resources by a customer

-   our customers have budget cycles which affect the timing of purchases

- many of our customers require competitive evaluation and internal approval before purchasing our products

- potential customers may delay purchases due to announcements or planned introductions of new products by us or our competitors, and

- many of our customers are large organizations which may require a long time to make decisions.

The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES, OUR ABILITY TO GROW REVENUES COULD BE HARMED

In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Cambridge Technology Partners, Ernst & Young and KPMG; resellers, including Acxiom, Harte Hanks and Pivotal; and an application service providers that provide access to our software to their customers over the Internet, including Exactis.com, Bullseye Interactive, and Interrelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

We must also effectively take advantage of the resources and expertise of third parties to help us develop additional E.piphany E.4 System software. Our agreements with third parties do not require them to help us develop new software. If we fail to effectively work with third parties, our ability to increase revenues by broadening our software solution offerings, particularly in additional specific industries, will be limited.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, WE WILL NOT BE ABLE TO INCREASE REVENUES

In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales, but intend to increase sales through indirect sales channels in the future. We need to expand our direct sales force by hiring additional salespersons and sales management.

We intend to derive our revenues from our indirect sales channel by selling our software through value added resellers. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to increasingly offer our software through application service providers, who install our software on their own computer servers and charge their customers for access to our software. We need to expand our indirect sales channel by entering into additional relationships with these third parties.

We have not derived a material amount of revenues from international sales to date, but we expect as part of our strategy to increase international sales principally through the use of indirect sales channels. We will be even more dependent on indirect channels in the future due to our international strategy. We also plan to use international direct sales personnel and therefore must hire additional sales personnel outside the United States. Our ability to develop and maintain these channels will significantly affect our ability to penetrate international markets.

OUR REVENUES DEPEND ON A SMALL NUMBER OF LARGE ORDERS FROM OUR TOP CUSTOMERS AND IF WE FAIL TO COMPLETE ONE OR MORE LARGE ORDERS, OUR REVENUES WILL BE REDUCED

To date, we have received a significant portion of our revenues from a small number of large orders from our top customers. For the nine months ended September 30, 1999, Sallie Mae accounted for 13% of our total revenues, and for the nine months ended September 30, 1998, Autodesk, Charles Schwab, Hewlett-Packard, Macromedia and Visio accounted for 40%, 22%, 16%, 11% and 10% of total revenues, respectively. For the three months ended, September 30, 1999, DIRECTV and Nissan accounted for 12% and 10% of total revenues, respectively and for the three months ended September 30, 1998, Charles Schwab, Hewlett-Packard and Autodesk accounted for 36%, 28% and 27% of total revenues, respectively. Our operating results may be harmed if we are not able to complete one or more substantial product sales in any future period or attract new customers.

IF CUSTOMERS DELAY INSTALLATIONS OR PURCHASES OF OUR PRODUCTS TO AVOID HAVING TO PERFORM ADDITIONAL TESTS ON THEIR EXISTING SYSTEMS RELATED TO YEAR 2000 COMPLIANCE, OUR REVENUES WILL BE REDUCED IN THE NEAR TERM

Many currently installed computer systems and software were written to accept and process only two digits to represent the year when storing dates. Beginning with the year 2000, these systems will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software products used by many companies may need to be upgraded to solve this problem to avoid incorrect or lost data. In 1999, a significant number of companies, including some of our current customers, may be required to devote a substantial amount of their information technology resources to testing systems for year 2000 compliance and fixing existing year 2000 problems. Some companies may delay installation of new systems during the remainder of 1999 and possibly into early 2000 to avoid having to perform additional tests on their existing systems. If these customers also defer purchases of our products until their year 2000 problems have been resolved, it will reduce our sales in the near term.

WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED

We have grown significantly since our inception and need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 179 at September 30, 1999. Future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

-   hire, train and integrate new personnel

-   augment our financial and accounting systems

-   manage our sales operations, which are in several locations, and

-   expand our facilities.

THE LOSS OF KEY PERSONNEL, INCLUDING OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, ROGER SIBONI, OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS

Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is intense, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers, in particular our President and Chief Executive Officer, Roger Siboni, and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel is bound by an employment agreement, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

IF OTHERS CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, WE COULD INCUR SIGNIFICANT EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

We cannot assure you that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations and we may be unaware of intellectual property rights of others that may cover some of our technology.

We have recently been contacted by a company who has asked us to evaluate the need for a license of a patent it holds directed to data extraction technology. This company has filed litigation alleging infringement of its patent against three of our competitors. We cannot assure you that the holder of the patent will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter, which are confidential until the patent is issued.

Any litigation regarding this patent or other intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or licenses agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THIS INABILITY COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE OUR COSTS

Our success depends in large part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position may be harmed. Our pending patent and trademark registration applications may not be allowed or competitors may successfully challenge the validity or scope of these registrations. In addition, our patents may not provide us a significant competitive advantage.

Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

In addition, one of the ways in which we charge for our software is based on the number of users at a particular site that will be permitted to use our software. Organizations that have a site license for a fixed number of users for our products may allow unauthorized use of our software by unlicensed users. Unauthorized use is difficult to detect and, to the extent that our software is used without authorization, we may lose potential license fees.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR INTERNAL SYSTEMS, OUR SOFTWARE PRODUCTS OR THE PRODUCTS WITH WHICH OUR SOFTWARE INTEGRATES COULD ADVERSELY AFFECT OUR BUSINESS

We cannot assure you that we will not experience unanticipated negative consequences relating to problems of computer systems in processing dates after January 1, 2000. These negative consequences include costs associated with:

-   problems with our products

-   problems of the interaction of our products with other software, and

-   loss of data in our internal systems.

We have tested our E.piphany E.4 System and our prior products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal accounting, management and product development systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. If our tests and inquiries did not uncover all year 2000 problems, we could be exposed to damages resulting from year 2000 failures and claims resulting from damages caused by any incorrect data produced by our software, whether through a claim of breach of warranty, product defect or otherwise.

If our professional services organization does not adequately address existing year 2000 issues of our customers, or there are preexisting errors in our customer databases, the usefulness of our software may be impaired. Although we cannot control the year 2000 compliance of our customers and their third-party vendors, we may still be subject to claims and liability based on the fact that our products provided incorrect data. These claims could divert significant management, financial and other resources and we may not have adequate commercial insurance to cover these claims.

If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems or our products is not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, before year 2000 problems arise. Although we do not believe that the cost of these modifications and replacements, if any, will materially affect our operating results, we have no other contingency plan to address effects of year 2000 problems with our products and internal systems. We may not be able to resolve problems that we discover before we suffer losses. We cannot assure you that our products and systems will be year 2000 compliant or that we will not incur material expenses or liability relating to the year 2000 problem.

OUR PRODUCTS ARE NEW, AND IF THEY CONTAIN DEFECTS OR OUR SERVICES ARE NOT PERCEIVED AS HIGH QUALITY, WE COULD LOSE POTENTIAL CUSTOMERS OR BE SUBJECT TO DAMAGES

We recently began shipping our first products in early 1998, and in June 1999, we began shipping our E.piphany E.4 System software. These products are complex and may contain errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

-   expend significant resources to locate and correct the error

-   delay introduction of new products or commercial shipment of products, or

- experience reduced sales and harm to our reputation from dissatisfied customers.


Our customers also may encounter system configuration problems which require us to spend additional consulting or support resources to resolve these problems.

In addition, our customers generally store their data across computer networks, which are often connected to the Internet. Our software operates across our customers' computer networks and can, at the customer's option, be accessed through an Internet connection. Our software contains technology designed to prevent theft or loss of data. Nevertheless, customers may encounter security issues with their existing databases installed across networks, particularly the Internet, or with our software. A security breach involving our software, or a widely publicized security breach involving the Internet generally, could harm our sales. A security breach involving our software could also expose us to claims for damages.

Because our software products are used for important decision-making processes by our customers, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not successful, could:

-   divert the attention of our management and key personnel from our business

-   be expensive to defend, and

-   result in large damage awards.

Our product liability insurance may not be adequate to cover all of the expenses resulting from a claim. In addition, if our customers do not find our services to be of high quality, they may elect to use other training, consulting and product integration firms rather than contract for our services. If customers are dissatisfied with our services, we may lose revenues.

IF WE NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL

We expect to incur net losses for the foreseeable future. We may need additional funds to expand or meet all of our operating needs. If we need additional financing, we cannot be certain that it will be available on favorable terms, if at all. Further, if we issue common stock, stockholders will experience additional dilution. If we need funds and cannot raise them on acceptable terms, we may not be able to:

-   develop or enhance our products

-   take advantage of future opportunities, or

-   respond to customers and competition.

WE INTEND TO EXPAND OUR INTERNATIONAL SALES EFFORTS BUT DO NOT HAVE SUBSTANTIAL EXPERIENCE IN INTERNATIONAL MARKETS

Although our international sales have been immaterial to date, we intend to expand our international sales efforts in the future. We have very limited experience in marketing, selling and supporting our products and services abroad. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

-   unexpected changes in regulatory requirements, taxes, trade laws and tariffs

-   differing intellectual property rights

-   differing labor regulations

-   unexpected changes in regulatory requirements

-   changes in a specific country's or region's political or economic conditions

- greater difficulty in establishing, staffing and managing foreign operations, and

-   fluctuating exchange rates.

We plan to expand our international operations in the near future, and this will require a significant amount of attention from our management and substantial financial resources. We have begun our efforts at international expansion in Europe and currently have one sales and marketing professional located in the United Kingdom. We are also exploring other regions for future expansion.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to conduct acquisitions or investments is unproven. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

-   properly evaluate the technology

- accurately forecast the financial impact of the transaction, including accounting charges and transactions expenses

-   integrate and retain personnel

-   combine potentially different corporate cultures, and

- effectively integrate products and research and development, sales, marketing and support operations.


If we fail to do any of these, we may suffer losses or our management may be distracted from our day-to-day operations. In addition, if we conduct acquisitions using convertible debt or equity securities, existing stockholders may be diluted which could affect the market price of our stock.

SEASONAL TRENDS IN SALES OF BUSINESS SOFTWARE MAY AFFECT OUR QUARTERLY REVENUES

The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by lower levels of revenue growth. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and by sales force commission structures. As our revenues grow, we may experience seasonal fluctuations in our revenues.

FUTURE SALES OF OUR COMMON STOCK, INCLUDING THOSE PURCHASED IN OUR INITIAL PUBLIC OFFERING, MAY DEPRESS OUR STOCK PRICE

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Shares issued upon the exercise of outstanding options may also be sold in the public market. In addition, such sales could create the perception to the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

On September 30, 1999, we had 26,975,223 shares of common stock outstanding. Of these shares, the 4,772,500 shares sold in our initial public offering are freely tradable. The remaining 22,202,723 shares will become eligible for sale in the public market as follows:

     NUMBER
    OF SHARES                                 DATE
    ---------                                 ----
    20,892,089                           At March 20, 1999

       937,500                           At June 16, 2000

       351,563                           At August 19, 2000

        21,571                           At September 22, 2000

The above table includes the effect of lock-up arrangements with the underwriters and us which prevent our directors, officers and other existing stockholders from selling or otherwise disposing of their shares of common stock prior to 181 days after the effective date of our initial public offering. The underwriters may remove these lock-up restrictions prior to March 20, 1999 without prior notice.

WE DO NOT INTEND TO PAY DIVIDENDS, AND YOU WILL NOT RECEIVE FUNDS WITHOUT SELLING SHARES AND YOU MAY LOSE THE ENTIRE AMOUNT OF YOUR INVESTMENT

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares. We further cannot assure you that you will receive a return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

Our board of directors also has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquiror. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Our board of directors could choose not to negotiate with an acquiror that it did not feel was in the strategic interests of E.piphany. If the acquiror was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the antitakeover measures, you could lose the opportunity to sell your shares at a favorable price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of Quarterly Report on Form 10-Q.

FOREIGN CURRENCY EXCHANGE RATE RISK

To date, all of our recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

INTEREST RATE RISK

As of September 30, 1999, we had cash and cash equivalents of $89.7 million which consist of cash and highly liquid short-term investments. Our short-term investments will decline in value by an immaterial amount if market interest rates increase, and, therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 1999, we had total short term and long term debt outstanding of $629,000 and $2,737,000, respectively, which contain interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate.

                                 E.PIPHANY, INC.

                          FORM 10-Q, SEPTEMBER 30, 1999

                           PART II: OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On September 27, 1999, E.piphany closed an initial public offering of its common stock. The managing underwriters were Credit Suisse First Boston, Hambrecht & Quist, and Merrill Lynch & Co. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on September 21, 1999 (Commission file number 333-82799). The offering included 4,150,000 of Common Stock registered under the Registration Statement which was sold at a price of $16.00 per share. The Underwriters also exercised an over-allotment option of 622,500 shares. All 622,500 over-allotment shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered and sold was $76.4 million. In connection with the offering, E.piphany incurred an aggregate of $6.5 million in underwriting discounts, commissions and other offering expenses. The Company received net proceeds from the offering of approximately $69.9 million. From the time of receipt through September 30, 1999, the Company has invested all of the net proceeds from its initial public offering of common stock in interest-bearing accounts.

On September 21, 1999, the Company issued and sold 6,250 shares of its common stock at a per share price of $16.00 to Comdisco, Inc. The Company received $100,000 in proceeds from this sale. The foregoing purchase and sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

On August 19, 1999, a warrant was exercised for 351,563 shares of Series C preferred stock at $6.40 per share (giving effect to the one-for-two reverse stock split). The Company received $2.25 million in proceeds from the warrant holder. The foregoing purchase and sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Item 4.  Submission of Matters to a Vote of Securities Holders

During the period from July 1, 1999 through September 30, 1999, E.piphany submitted several matters to its security holders for action by written consent. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

To approve the election of certain individuals to serve as members of E.piphany's Board of Directors.


Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve the selection and appointment of Arthur Andersen LLP as E.piphany's independent public accountants.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve and adopt a new 1999 Stock Option Plan.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve and adopt a new 1999 Employee Stock Purchase Plan.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve the Amended and Restated Certificate of Incorporation, to be effective after the closing of E.piphany's initial public offering, including the automatic conversion of all issued and outstanding shares of Preferred Stock of E.piphany into Common Stock.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve an amendment of E.piphany's Certificate of Incorporation to effect a one-for-two reverse stock split of E.piphany's Common Stock in connection with E.piphany's initial public offering.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve a restatement of the Bylaws of E.piphany to be effective after the closing of E.piphany's initial public offering.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve certain indemnification agreements to be entered into between E.piphany and its officers and directors.

Common Stock:             FOR:   8,666,819    AGAINST:  0    ABSTAIN:  1,185,449
Preferred Stock:          FOR:  10,894,083    AGAINST:  0    ABSTAIN:    665,901

To approve the reservation of additional shares under the 1997 Stock Plan.

Common Stock:             FOR:   7,669,650    AGAINST:  0    ABSTAIN:  2,186,618
Preferred Stock:          FOR:   9,473,923    AGAINST:  0    ABSTAIN:  2,437,623

To approve the reservation of additional shares under the 1999 Stock Plan.

Common Stock:             FOR:   7,669,650    AGAINST:  0    ABSTAIN:  2,186,618
Preferred Stock:          FOR:   9,473,923    AGAINST:  0    ABSTAIN:  2,437,623


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27.1 Financial Data Schedule.

        (b)    Reports on Form 8-K

               During the quarter ended September 30, 1999, the Company did not file any reports on Form 8-K.

ITEMS 1, 3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                 E.PIPHANY, INC.

                          FORM 10-Q, SEPTEMBER 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 E.piphany, Inc.


DATE:   November 15, 1999               SIGNATURE:  /s/ Roger S. Siboni
        --------------------------                  ----------------------------
                                                    Roger S. Siboni
                                                    President, Chief Executive
                                                    Officer and Director



DATE:   November 15, 1999                SIGNATURE: /s/ Kevin J. Yeaman
        --------------------------                  ----------------------------
                                                    Kevin J. Yeaman
                                                    Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.               Description
-------             -----------
 27.1               Financial Data Schedule