Form 10-K
period 1999-12-31
E PIPHANY INC
filed 2000-03-30
CIK 1089613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26881

                                E.PIPHANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0443392
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

          1900 SOUTH NORFOLK STREET                                94403
            SAN MATEO, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 356-3800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates on February 29, 2000 was $5,112,000,000. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of common shares outstanding as of February 29, 2000 was 32,309,194.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                            FORM 10-K REFERENCE
                                                            -------------------
(1) Proxy Statement for Stockholder Meeting                       Part III
    scheduled for May 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The information in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" in Item 1 below and the risks discussed in our other Securities Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on January 20, 2000 by the SEC.

ITEM 1. BUSINESS

OVERVIEW

     We develop and market software that helps companies establish, maintain and continually improve customer relationships across both Internet and traditional sales, marketing and distribution channels. Our E.piphany E.4 System is an integrated family of software solutions that companies can deploy to collect and analyze data from their existing software systems, and from third party data providers, to profile their customers' characteristics and preferences. Business users within these companies can then act on this information by using the E.piphany E.4 System to design and execute marketing campaigns as well as personalize products, services and related interactions. We have recently extended our product offerings to enable companies to make marketing offers in real time during interactions initiated by customers. Companies can implement the E.piphany E.4 System to collect and analyze data from their existing software systems and from third party data providers to profile their customers' characteristics and preferences. By using our software to address the unique characteristics and preferences of each customer, we believe companies are able to improve the longevity and profitability of their customer relationships.

RECENT EVENTS

     On January 4, 2000, we acquired RightPoint in a merger transaction. RightPoint develops and markets real-time marketing software. RightPoint's software solutions enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. RightPoint's real-time marketing software applications provide a single integrated view of the customer across multiple channels, allowing consistent marketing messages and promotions to customers regardless of which channel a customer is using. In connection with the acquisition, we issued approximately 3.1 million shares of our common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 530,000 shares of our common stock. This transaction has been accounted for under the purchase method of accounting.

     On January 20, 2000, we completed a public offering of 3,700,000 shares of common stock. We sold 1,993,864 shares of our common stock and the selling stockholders sold 1,706,136 shares of our common stock. In addition, on February 15, 2000 the underwriters exercised their option to purchase 418,500 shares, of which 104,342 were from us and 314,158 were from selling stockholders, to cover over-allotments of shares. We expect to use the net proceeds from the offering of $356 million for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire complementary products, technologies or businesses.

     On March 15, 2000, we entered into a definitive agreement to acquire Octane Software, Inc. Octane Software is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the agreement, we will issue approximately 12.8 million shares of its common stock to the stockholders of Octane Software. The transaction will be accounted for as a purchase. The acquisition is subject to customary closing conditions, including approval of E.piphany's and Octane's stockholders and regulatory approvals.

INDUSTRY BACKGROUND

     The Internet is fundamentally changing the way businesses interact with their customers and suppliers. Consumers can use the Internet to more quickly evaluate products and prices from a wide range of vendors without regard to geographical constraints. At the same time, companies across a variety of industries are using the Internet to redefine the way that goods and services are marketed, sold and distributed.

     To remain competitive in this dynamic business environment, many companies are seeking to increase the longevity and profitability of their customer relationships. We believe companies that improve their understanding of their customers can gain the loyalty of their most profitable customers by personalizing products, services and related interactions based on each customer's characteristics and preferences. Furthermore, when companies understand individual customer preferences, they can market complementary products, known as "cross-selling," or market higher-end products, known as "up-selling." To execute on these marketing strategies, companies need to establish a single view of each customer across all of the company's various departments, distribution channels and points of customer interaction. Companies must then leverage this knowledge to market to customers through proactive marketing campaigns, as well as by making marketing decisions in real time when a customer initiates contact with the company. Finally, to better serve customers, companies can use their knowledge of their customers to better anticipate customer demand and optimize their processes for fulfilling customer orders. For example, a company that identifies that many customers prefer a particular product can increase inventories of that product to meet anticipated demand.

     Over the past two decades, companies have invested in software applications that reduce costs by automating business processes. AMR Research, an industry and market analysis firm, estimates that, from 1995 through 1998, companies spent more than $56 billion on industrial enterprise software applications that are focused on automating sales, support, manufacturing, distribution and finance processes. More recently, companies have begun investing in Internet infrastructure software, including systems that enable commercial transactions over the Web, as well as systems that monitor and track customers' behavior on Web sites. Many companies also continue to operate older, custom-built systems that automate critical business processes, such as order processing and accounting. All of these applications have allowed companies to collect and store enormous volumes of customer data, including customer demographic information, historical purchasing information or delivery specifications. This data is often augmented by marketing data from third-party data providers.

     Despite the vast amounts of data generated, these applications remain focused on automating business processes, rather than helping companies better understand their customers or manage marketing campaigns. Moreover, because these data reside in disparate computer systems in different departments or are delivered from third parties, combining and analyzing this information to provide a single view of the customer is a significant challenge. For example, a company may have over time acquired sales, customer service, and distribution software applications, each operating on a different computer system. In addition, many companies' Internet commerce systems operate independently of systems that automate their traditional sales channels and fulfillment processes. Because these applications and systems serve different purposes, they collect vastly different types of customer data. To analyze and act on disparate corporate data, many companies have attempted to integrate multiple software tools designed to either extract data from various software systems, store it in a central repository, analyze the data or manage marketing campaigns. Many of these internally assembled software systems require substantial amounts of time to integrate and customize, making them expensive to implement and maintain. Moreover, these tools often have complex user interfaces that are not accessible to all business users in a company. Finally, these tools are typically not able to collect and analyze data in real time to rapidly make marketing offers when a customer initiates contact with the company.

     To allow all business users within a company to better understand and act on customer information collected from multiple sources, companies need new software solutions. These software solutions should be:

     - Focused on establishing, maintaining and improving customer relationships. Software should allow companies to identify and differentiate their current and potential customers and act on that knowledge to provide products, services, and related interactions personalized to each customer's preferences.

     - Deployable to all business users and points of interaction with customers. Software should be designed to offer the ease of use and availability of the Web to enable all business users -- not just information technology professionals and specialized analysts -- to access, understand and act on customer information. Additionally, software should easily integrate with companies' existing software to collect all relevant customer information and enable personalized interactions at each point of customer interaction.

     - Packaged to offer faster and less expensive implementation. Software should minimize the time and expense of implementation and maintenance by including in a single integrated system all of the technologies required to extract, store, analyze and act on customer data. In addition, the software should be designed to solve specific business problems without substantial customization.

     - Designed to generate marketing recommendations in real time. Software should enable companies to market to customers in real time during interactions initiated by the customer, such as Web site visits or contact with a customer support call center. This capability requires software systems to collect and analyze customer information and then immediately make a personalized marketing recommendation in real time.

THE E.PIPHANY SOLUTION

     Companies can use our software to establish, maintain and continually improve customer relationships across both Internet and traditional sales, marketing and distribution channels. Our E.piphany E.4 System allows companies to profile customers' characteristics and preferences by collecting and analyzing data from their existing software systems and third party data providers. Business users within these companies can then act on this information by using our E.piphany E.4 System to design and execute marketing campaigns as well as personalize products, services and related interactions. We believe that our software is differentiated by its combination of the following characteristics:

     Software designed to establish, maintain and improve customer relationships. Our software helps companies establish, maintain and improve customer relationships by:

     - Identifying customers. Our software can be used by companies to better identify their customers by aggregating and analyzing data from existing software systems as well as from third-party data providers,

     - Differentiating customers. Our software allows companies to differentiate their customers by analyzing customer groups according to demographics, profitability, length of sales cycle, cross-sell success rates and other company-defined criteria,

     - Interacting with customers more personally. Our software helps companies to extend customer information to all employees that interact with customers as well as integrate this information with Internet infrastructure software that generates Web pages and e-mail. Moreover, our software can be used to design and execute marketing campaigns that tailor marketing messages to each customer based on his or her specific characteristics and preferences, and

     - Personalizing products, services and related interactions. Our software helps companies collect and analyze the data required to personalize products, services and related interactions based on customer characteristics and preferences. In addition, companies can use our software to better anticipate customer demand and to manage their processes for fulfilling orders in a more efficient manner.

     Web-based design to promote ease of use and wide-scale deployment to business users. Our software offers an easy to use interface that is similar to those used on most Web sites. The interface is accessed by business users across a corporate network or the Internet using a Web browser, such as Microsoft Internet Explorer. The software is installed by the customer in a central location, either on the customer's own computer servers or on those of a third-party hosting service. This Web-based design does not require our software to be installed on each user's computer, which reduces the costs of deploying and maintaining software.

     Packaged software for faster and less expensive implementation. Our software solutions are integrated to combine all of the technologies required to collect and analyze customer data and manage marketing campaigns. As a result, companies do not need to combine multiple vendors' software tools -- each of which offers only limited capabilities -- into a single software solution and then customize this software solution to meet their needs. Our software solutions can generally be implemented in 16 weeks or less.

     Designed to generate marketing recommendations in real time. Our software has been designed to generate marketing recommendations in real time during interactions initiated by a customer. For example, the E.piphany E.4 System can collect data while a customer navigates a company's Web site or speaks to a call center operator. Our software immediately analyzes that data along with existing customer data to determine a customized marketing offer to present to the customer. The offer is then delivered through integration at the point of customer contact, such as dynamically presenting Web site content or presenting a script to a call center operator within their existing call center software application.

E.PIPHANY STRATEGY

     We intend to be the leading provider of software that companies can use to establish, maintain and continually improve customer relationships across both Internet and traditional sales, marketing and distribution channels. Key elements of our strategy include:

     Extend the breadth and depth of our product offerings. We intend to continue to invest in research and development to build new software to extend the range of problems that we solve. In particular, we intend to expand our software offerings for Internet commerce and to develop new software that solves additional problems in fulfillment, logistics and operations. We believe that maintaining and enhancing our products is important to our ability to expand our market share, retain existing customers and acquire new customers.

     Develop industry-specific software products. In the future, we plan to offer versions of our software designed specifically for industries such as financial services, high technology, Internet commerce, healthcare, telecommunications and manufacturing. We intend to use the industry expertise of our professional services organization and the consultants, system integrators and other companies with which we have relationships to help us extend our software to solve business problems specific to these industries.

     Increase market penetration by expanding our sales and distribution capabilities. In addition to growing our direct sales force, we have developed contractual relationships with consultants, systems integrators and resellers that we believe will allow us to extend our sales presence. We intend to use these relationships to support sales and help us develop new E.piphany E.4 System software solutions. We also intend to build our international presence through relationships with consulting organizations and systems integrators that have a strong international presence, such as KPMG, in addition to increasing the size of our direct sales force.

     Offer our software through application service providers. In addition to licensing our software directly to end-users, we intend to increasingly offer our software through Internet-based applications service providers. For example, we have recently entered into an applications service provider relationship with Corio. Applications service providers host our software on their own servers, integrate the software with their customers' existing systems and then allow their customers to utilize our software over the Internet for a fee. These applications service providers pay us fees for the right to host our applications for their customers and a subscription fee for each of their customers. We believe that the applications service provider option will be particularly attractive to pure Internet commerce companies, as well as mid-sized companies that typically have limited internal information technology resources. We also intend to develop our own services that would complement the applications hosting services offered by our partners. We intend to market our services under the E.piphany.net brand.

E.PIPHANY PRODUCTS

     The E.piphany E.4 System includes multiple software solutions designed to solve specific business problems in areas such as sales, marketing, finance and Internet commerce. Each of these software solutions incorporate core technologies that we have designed to extract data from existing software systems, store it in a central repository, analyze the data to discover customer characteristics and preferences, and manage marketing campaigns. Our software solutions can be deployed simultaneously or in incremental steps as our customers address new business problems.

     The E.piphany E.4 System software solutions are grouped into three product families:

     - Reporting & Analysis

     - Distributed Database Marketing, and

     - E-Commerce.

  Reporting & Analysis

     Our Reporting & Analysis software solutions allow any business user with a Web browser to easily analyze customer, supplier and operational data from across the enterprise and the Internet. To support this capability, we have designed the E.piphany E.4 System to extract and manage data from a wide variety of electronic data sources regardless of their format. The analytical capabilities of our software solutions range from aggregating data from disparate software systems to the application of complex statistical formulas to that data, known as data mining. Once our software solutions have analyzed the data, they present the resulting information in an easy-to-use format, such as graphs and tables. The following are our current Reporting & Analysis software solutions:

--------------------------------------------------------------------------------------------
  SOFTWARE SOLUTION                 DESCRIPTION
--------------------------------------------------------------------------------------------
  Bookings, Billings &              Analyzes bookings, billings, backlog and other sales
  Backlog/Sales                     data to identify trends and the status of sales for
  Reporting & Analysis              sales managers and finance personnel.
--------------------------------------------------------------------------------------------
  Customer Relationship             Analyzes customer data from sales and support
  Management Reporting &            applications so that sales support and service managers
  Analysis                          can better understand the quantity and status of sales
                                    leads, customer inquiries and service calls as well as
                                    forecast future sales using data mining techniques such
                                    as trend analysis.
--------------------------------------------------------------------------------------------
  Channel Sell-Through              Analyzes sales data from indirect business channels such
  Management                        as resellers and distributors. Sales managers can use
                                    this information to track channel inventory trends,
                                    distributors' profit margins or other metrics to better
                                    manage sales through indirect channels.
--------------------------------------------------------------------------------------------
  Call Center Reporting &           Analyzes data from call centers. Managers of call
  Analysis                          centers can use this information to improve call center
                                    efficiency by tracking metrics such as the average cost
                                    and time for problem resolution, the frequency of
                                    customer contact, the profitability of individual
                                    representatives and the most common types of customer
                                    calls.
--------------------------------------------------------------------------------------------
  Customer Profitability            Analyzes data to segment customers according to their
                                    current and potential profitability and also calculates
                                    the profitability of divisions, geographies and the
                                    entire company. Managers throughout the company can use
                                    this information to better understand which customers
                                    and areas of the business they should target for
                                    profitability improvements.
--------------------------------------------------------------------------------------------
  Branch Information                Analyzes data from branch office systems so that branch
                                    managers can track regional sales, profile their
                                    customers and market to those customers.
--------------------------------------------------------------------------------------------

  Distributed Database Marketing

     Our Distributed Database Marketing software solutions allow employees in a company's marketing department to collaborate on planning and designing marketing campaigns that target each customer based on his or her specific characteristics and preferences. Once a campaign is designed, our software solutions can execute the campaign through direct mail, personalized e-mail, customized Web pages and other points of customer interaction. When campaigns are executed, our Distributed Database Marketing software solutions analyze response data to refine and tune campaigns. The following are our current Distributed Database Marketing software solutions:

--------------------------------------------------------------------------------------------
  SOFTWARE SOLUTION                 DESCRIPTION
--------------------------------------------------------------------------------------------
  Cross-sell/Up-sell                Analyzes customer characteristics using data mining
                                    techniques to identify opportunities to sell
                                    complementary or higher-end products to existing
                                    customers, and then enables business users to plan,
                                    execute, measure and refine marketing campaigns.
--------------------------------------------------------------------------------------------
  Campaign Performance              Monitors the response rates, costs and profitability of
  Measurement                       corporate and regional marketing campaigns, and also
                                    predicts the likely returns on marketing campaign
                                    investments.
--------------------------------------------------------------------------------------------
  Loyalty Program Management        Analyzes customer buying and attrition data to enable
                                    companies to better identify and understand their most
                                    loyal customers as well as measure and improve the
                                    effectiveness of their loyalty programs.
--------------------------------------------------------------------------------------------
  Customer Acquisition              Identifies promising potential customers by using data
                                    mining techniques to analyze data from third party data
                                    providers, advertising programs and promotional events
                                    and then enables business users to plan, execute,
                                    measure and refine marketing campaigns to attract those
                                    customers.
--------------------------------------------------------------------------------------------
  Attrition Management              Enables companies to determine why some customers
                                    terminate their relationships with the company.
                                    Companies can then use this information to maximize the
                                    retention of profitable customers and manage the
                                    attrition of unprofitable customers.
--------------------------------------------------------------------------------------------

  E-Commerce

     Our E-Commerce software solutions help companies analyze customer behavior on Internet commerce Web sites and personalize those sites by integrating customer preference data into the software that generates Web pages. As a result, each time a customer accesses the company's Web site, the customer will see and interact with a Web site personalized for his or her preferences. These software solutions also enable companies to design and execute Internet commerce marketing campaigns through e-mail and other points of e-commerce customer interaction, as well as personalize products, services and related transactions based on customer preference information. Finally, these systems can be used to measure the effectiveness of companies' Internet commerce initiatives as well as their effect on traditional business channels. The following are our current E-Commerce software solutions:

--------------------------------------------------------------------------------------------
  SOFTWARE SOLUTION                 DESCRIPTION
--------------------------------------------------------------------------------------------
  E-Commerce Reporting &            Analyzes Internet commerce purchasing patterns and Web
  Analysis                          site effectiveness. Marketing and finance personnel can
                                    use this solution to analyze customer behavior on Web
                                    sites, including Web site navigation and purchase
                                    patterns. Companies can also use this solution to
                                    measure the effect of Internet commerce on traditional
                                    sales, marketing and distribution channels and overall
                                    corporate profitability.
--------------------------------------------------------------------------------------------
  E-Commerce Campaigns              Allows marketing personnel to manage marketing campaigns
                                    through e-mail and Web sites in addition to conventional
                                    direct mail and phone solicitations.
--------------------------------------------------------------------------------------------
  Emailer                           Allows marketing personnel to personalize and send
                                    e-mails based on customer characteristics and
                                    preferences, track e-mail delivery and responses, embed
                                    Internet addresses in e-mails to provide personalized
                                    Web pages and customized offers and finally, measure and
                                    help manage the effectiveness of Internet marketing
                                    campaigns.
--------------------------------------------------------------------------------------------
  Product Customization             Analyzes customer preference data so that product
                                    development personnel can personalize products for
                                    individual customers as well as develop new products
                                    based on current customer preferences.
--------------------------------------------------------------------------------------------
  Real-Time Personalization         Allows companies to cross-sell, up-sell and deliver
  Solution                          marketing offers for individual customers in real time
                                    across both Internet and traditional points of customer
                                    interaction.
--------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES

     Our internal professional services organization plays an integral role in implementing our software for our customers as well as supporting and training our customers. We believe that providing a high level of customer service and technical support is critical to the satisfaction of our customers. Our professional services staff consisted of 72 employees as of December 31, 1999. Our professional services offerings include:

     Consulting and implementation services. We offer consulting and implementation services focused on configuring and implementing software solutions to meet each of our customer's unique needs. These services are delivered primarily by our internal professional services organization, but also by outside consulting organizations. When we work with third party consulting organizations we typically subcontract to these consulting organizations or enter into contracts with them to collaborate on specific projects. We believe that our consulting services enhance the quality of our software solutions, accelerate the implementation of our solutions and share best business practices with client project teams.

     Maintenance services. We provide our customers with extensive maintenance services including telephone support, Web-based support and updates to our products and documentation. We enter into maintenance contracts separate from our product license agreements. Fees are typically 15 to 20% of the license fees for the associated software products.

     Training services. We offer extensive training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our solutions by the users within a company. Fees for our training services are typically charged separately from our software license fees and consulting fees.

     In addition to implementing our software and supporting our customers, our professional services organization works closely with our internal research and development organization to design new E.piphany E.4 System software solutions. Experience gained by our professional services organization through repeated implementation of our products is routinely conveyed to our research and development staff. Our research and development staff then uses this experience to design new features into new releases of its software.

E.PIPHANY E.4 SYSTEM TECHNOLOGY

     The E.piphany E.4 System includes core technologies that enable our software solutions to extract, manage and analyze data from existing systems as well as manage marketing campaigns. These software technologies allow our internal research and development organization to rapidly build and deploy new software solutions as market opportunities arise, without re-developing and configuring the underlying technologies. The major elements of the E.piphany E.4 System's core technologies include:

     EpiCenter. EpiCenter is the E.piphany E.4 System software technology we developed for storing and managing data. Our software solutions utilize EpiCenter to retrieve the data that they require to perform their analysis and distributed database marketing. Key functional elements of EpiCenter include:

     - Adaptive Schema Generator. The Adaptive Schema Generator is the software technology that we developed and market as a part of the E.piphany E.4 System. It automatically reconfigures EpiCenter, based on high-level specifications, each time a customer's software solutions are modified. This technology enables rapid customization of our products to meet the specific and dynamic business needs of our customers and allows system administrators to avoid having to manage complex data storage design tasks.

     - Metadata integration. All of the components of the E.piphany E.4 System are integrated through our metadata, which is a high-level, software-based description of a customer's E.piphany E.4 System and the data which resides in that system. Generic metadata is included in the E.piphany E.4 System when shipped, and is continually updated by the E.piphany E.4 System as consultants or users make changes to any portion of the system. As a result, when new data elements or functions are added to any software component of a customer's E.piphany E.4 System, all other software components are able to recognize the change and adapt accordingly.

     - Accelerators. We have integrated into the E.piphany E.4 System mathematical formulas called accelerators that improve the performance of our software by pre-computing some information, creating special indices and providing "hints" to the system on how to optimize the processing of user queries.

     Data extraction and transformation. Our E.piphany E.4 System offers a powerful approach to extracting data from various sources and transforming that data before loading it into EpiCenter. Central to this capability are our Packaged Semantic Transformations, which are rules that change customer data into a format well-suited for data analysis by business users.

     Software application server. Our software application server is the software technology that we developed to manage the mathematical formulas that are used to analyze data in response to user queries. In addition, the software application server generates the user interface that end-users interact with through their Web browsers.

     Real-Time Personalization Solution. Our Real-Time Personalization Solution executes the marketing campaigns developed by end users for real-time marketing recommendations. When a customer makes contact with the company through, for example, a Web site or a call center, our Real-Time Campaign Server accesses existing customer information, pre-defined campaigns and information gathered during the current interaction to provide the most appropriate recommendation to the customer.

RELATIONSHIPS AND ALLIANCES

     An important element of our strategy is to establish relationships and alliances to assist us in marketing, selling and implementing our software solutions. These relationships and alliances fall into the following four categories:

     Consulting and implementation relationships. We work with Cambridge Technology Partners, Ernst & Young and KPMG through subcontractor relationships whereby these firms implement our software on customers' computer systems. In return for the services provided under these subcontractor agreements, we pay fees to these entities and provide personnel and technical resources to support their implementation of our software. In order to improve their opportunity to generate service fees from our customers, each of these entities has committed resources to training their consultants on our products, co-marketing our products with their services and incorporating our products into their customer relationship management marketing strategies. We have a contractual relationship with Marketing 1:1 -- a marketing consulting firm -- under which they provide consulting services to us and co-market and promote our software. In return, we pay consulting fees and other compensation to the firm as well as fees for customer referrals. Cambridge Technology Partners, KPMG and Marketing 1:1 are also investors in E.piphany. We believe that these relationships will facilitate the adoption and deployment of our software and expand the capabilities of our software to target specific industries.

     Platform relationships. To help ensure that our products are based on industry standards and take advantage of current and emerging technologies, we have formed relationships with vendors of software and hardware technology platforms. We currently maintain platform relationships with Hewlett-Packard, Microsoft, Oracle and Sun Microsystems. These companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology. As a result, we are able to more easily integrate our products with these vendors' platforms, and we can also anticipate required changes to our products based on new versions of these vendors' platforms. We believe that these relationships allow us to focus on our core competencies, simplify the task of designing and developing our software and reduce the time it takes us to make our software compatible with their software or hardware.

     Technology relationships. We have formed relationships with vendors of complementary software products. These relationships consist of non-exclusive contractual agreements to co-market each other's products and share technical resources in order to better integrate each other's products. These agreements also provide, in some instances, for the payment of referral fees to each other for customer referrals. We currently have such agreements with Art Technology Group, BroadVision, FirePond and Vignette, all of which are providers of Internet infrastructure software.

     Reseller and applications service provider relationships. We have entered into contractual reseller agreements with vendors under which we sell software solutions to them for resale to their customers. We believe that these relationships will extend our sales presence in new and existing markets. We have entered into reseller agreements with Acxiom and Harte-Hanks -- two providers of customer data and strategic marketing services -- and a reseller agreement with Pivotal Software -- a vendor of sales force automation and customer support software. We have also recently entered into a relationship with Corio -- an Internet-based application service provider. Under these agreements, we sell our software solutions to these companies at a discount from our list prices, provide some marketing and training support and must provide advance notice of price increases. Each of these companies has committed resources to training their employees, developing co-marketing programs and incorporating our products into their customer relationship management marketing strategies. We provide sales materials, training and support services to these resellers on the implementation of our software solutions. We also have contractual relationships with Exactis.com, Bullseye Interactive and Interrelate under which these companies host our software solutions as Internet-based application service providers. We have not yet generated any significant revenues from any of these reseller and applications service provider agreements.

CUSTOMERS

     Our customers represent large global institutions from industries such as high technology, financial services, communications, and internet commerce. For the year ended December 31, 1999, Sallie Mae accounted for 11% of our total revenues. For the year ended December 31, 1998, Autodesk, Charles Schwab, Hewlett-Packard, KPMG and Macromedia, accounted for 30%, 17%, 16%, 11% and 11%, respectively, of our total revenues.

RESEARCH AND DEVELOPMENT

     Our research and development organization is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware and software platforms. In addition, this organization supports some pre-sale and customer support activities. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers and technical writers. In addition, our professional services staff helps our research and development organization identify potential new product features.

     Our research and development staff consisted of 76 employees as of December 31, 1999. E.piphany's total expenses for research and development were $7.1 million for the year ended December 31, 1999 and $3.8 million for the year ended December 31, 1998. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenue in future periods.

SALES, MARKETING AND DISTRIBUTION

     To date, we have marketed our products primarily through our direct sales force. However, we intend to expand our sales channels through additional relationships with systems integrators and value-added resellers. In selling our products, we typically approach both business users and information technology professionals with an integrated team from our sales and professional services organizations. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. We also seek to establish relationships and alliances with major industry vendors that will add value to our products and expand our distribution opportunities. Our sales and marketing organization consisted of 99 employees as of December 31, 1999.

     We use a variety of marketing programs to build market awareness of our company, our brand name and our products, as well as to attract potential customers. These programs include our own market research, product and strategy updates with industry analysts, public relations activities, direct mail programs, telemarketing and telesales, seminars, trade shows, reseller programs, speaking engagements and Web site marketing. Our marketing organization also produces marketing materials in support of sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our future success depends in part on legal protection of our technology. To protect our technology, we rely on a combination of the following among others:

     - patent laws

     - copyright laws

     - trademark laws

     - trade secret laws, and

     - employee and third-party nondisclosure agreements and confidentiality procedures.

     We hold one patent and have applied for seven other patents on our technology in the United States and made one international application. We have also applied for additional trademarks. Our pending patent and trademark applications may not be allowed. Even if they are allowed, these patents may not provide us a competitive advantage. Competitors may successfully challenge the validity and scope of our patents and trademarks.

     Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and enforce our rights to our technology, we may lose competitive position in the market. We cannot assure you that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. In addition, some of our licensed users may allow additional unauthorized users to use our software, and if we do not detect such use we could lose potential license fees.

     From time to time, we may encounter disputes over rights and obligations concerning intellectual property. We believe that our products do not infringe the intellectual property rights of third parties. However, we cannot assure you that we will prevail in all intellectual property disputes. We have not conducted a search for existing patents and other intellectual property registrations, and we cannot assure you that our products do not infringe upon issued patents. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which would relate to our products.

     We indemnify some of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending our company and our customers against infringement claims. In the event of a claim of infringement, we or our customers may be required to obtain one or more licenses from third parties. We cannot assure you that such licenses could be obtained from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required license would have a material adverse effect on our business.

COMPETITION

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our integrated software competes against various vendors' software tools designed to accomplish specific elements of a complete process, including extracting data, storing and managing data, analyzing data, or managing marketing campaigns. Our competitors include companies that sell:

     - data management and data analysis software tools such as Brio Technology, Broadbase, Business Objects, Informatica, Microstrategy and Sagent Technology

     - enterprise application software such as Oracle, PeopleSoft, SAP and Siebel Systems

     - marketing campaign management software tools such as Exchange Applications, Prime Response and Recognition Systems, and

     - software that recommends products to customers in real time based on simple analytics rules such as Net Perceptions.

     Many of our competitors have longer operating histories, significantly greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Competition could seriously harm our ability to sell additional software, maintenance renewals, and services on terms favorable to us. Competitive pressures could reduce our market share or require us to reduce the price of our products and services, any of which could materially and adversely affect our business, financial condition and operating results.

     We compete on the basis of certain factors, including:

     - product performance

     - product features

     - user scalability

     - open architecture

     - ease of use

     - product reliability

     - analytic capabilities

     - time to market

     - customer support, and

     - product pricing.

     We believe that we presently compete favorably with respect to each of these factors. However, the markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

EMPLOYEES

     Based on the number of E.piphany employees and RightPoint employees as of December 31, 1999, we have 279 full-time employees. Of these employees, 76 are engaged in research and development, 99 are engaged in sales and marketing, 72 are engaged in professional services and 32 are engaged in finance and administration.

     None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

                                  RISK FACTORS

     An investment in our common stock is very risky. You should carefully consider the risks below, together with all of the other information included in this Annual Report on Form 10-K before investing in E.piphany.

WE HAVE A HISTORY OF LOSSES, WE EXPECT LOSSES IN THE FUTURE AND WE MAY NOT EVER BECOME PROFITABLE.

     We incurred net losses of $22.4 million in the year ended December 31, 1999, $10.3 million in the year 1998 and $3.1 million in the year 1997. We had an accumulated deficit of $35.9 million as of December 31, 1999. We expect to incur losses before amortization charges in the foreseeable future. These losses may be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING AND EVALUATION OF OUR BUSINESS DIFFICULT.

     Our limited operating history makes it difficult to forecast our future operating results. E.piphany was founded in November 1996, and RightPoint was founded in 1991. Our revenue and income potential is unproven. E.piphany received its first revenues from licensing its software and performing related services in early 1998, and began shipping the E.piphany E.4 System software in June 1999. RightPoint began offering its current real time marketing applications in April 1998. Since we do not have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

VARIATIONS IN QUARTERLY OPERATING RESULTS DUE TO SUCH FACTORS AS CHANGES IN DEMAND FOR OUR PRODUCTS AND CHANGES IN OUR MIX OF REVENUES MAY CAUSE OUR STOCK PRICE TO DECLINE.

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter to quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

     - varying size, timing and contractual terms of orders for our products

     - our ability to timely complete our service obligations related to product sales

     - changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue

     - customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next

     - changes in demand for our software or for enterprise software and real time marketing solutions generally

     - announcements or introductions of new products by our competitors

     - software defects and other product quality problems

     - any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained, and

     - our ability to hire, train and retain sufficient engineering, consulting, training and sales staff.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO CONSUMMATE THE ACQUISITION OF OCTANE SOFTWARE, INC.

     Although we have entered into an Agreement and Plan of Reorganization with Octane Software, Inc., it is not certain that the transactions contemplated by that agreement will be consummated. There are a number of conditions present that must be met before the transaction will be consummated, including governmental approval, the approval of the holders of the stock of both companies and the lack of materially adverse changes to E.piphany or Octane prior to such time. If any of the conditions precedent are not satisfied the transactions contemplated by the agreement may not be consummated in a timely manner, or at all, causing us to lose the anticipated benefits of the merger. It is not certain that the conditions precedent will be met. Failure to do so could seriously harm our business, financial condition and operating results.

WE MAY NOT REALIZE ANY BENEFITS FROM THE ACQUISITIONS OF RIGHTPOINT OR OCTANE SOFTWARE.

     Achieving the benefits of the acquisitions of RightPoint and Octane Software depends in part on the integration of technology, operations and personnel. The integration of RightPoint and Octane Software into our operations is a complex, time consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. Among the challenges involved in this integration are demonstrating to customers and suppliers that the mergers will not result in adverse changes in client service standards or business focus, persuading personnel that our business culture is compatible with those of the other companies, retaining key personnel and addressing any perceived adverse changes in business focus. Neither E.piphany nor RightPoint nor Octane Software has experience in integrating operations on the scale represented by the mergers, and it is not certain that we can successfully integrate RightPoint and Octane Software in a timely manner or at all or that any of the anticipated benefits of the mergers will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

IF WE DO NOT INTEGRATE ACQUIRED TECHNOLOGY QUICKLY AND EFFECTIVELY, MANY OF THE POTENTIAL BENEFITS OF OUR ACQUISITIONS MAY NOT BE REALIZED.

     We intend to integrate RightPoint's and Octane Software's technology into our own E.piphany software solutions as well as offer RightPoint's and Octane Software's solutions separately. We cannot assure you that we will be able to integrate RightPoint's and Octane Software's technology quickly and effectively. In order to obtain the benefits of the mergers, we must make RightPoint's and Octane Software's technology, products and services operate together with our technology, products and services. We may be required to spend additional time or money on integration which would otherwise be spent on developing our business and services or other matters. If we do not integrate our technology effectively or if management and technical staff spend too much time on integration issues, it could harm our business, financial condition and operating results.

THE LOSS OF KEY PERSONNEL OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

     Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is intense, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel is bound by an employment agreement, other than Gayle Crowell, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

     The market price of our common stock has increased substantially since its initial public offering in September 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive. In that case, our ability to attract employees will be adversely affected. Furthermore, a substantial portion of the equity incentives previously granted to RightPoint and Octane Software employees will accelerate and become fully vested upon the closing of the mergers. New options granted to RightPoint and Octane Software employees at the current market price of our common stock may not be sufficient to retain RightPoint and Octane Software employees. Finally, should our stock price decline substantially, the retention value of stock options granted since our initial public offering will decline and our employees may choose not to remain employed by us.

IF CUSTOMERS DO NOT CONTRACT DIRECTLY WITH CONSULTING ORGANIZATIONS TO IMPLEMENT AND SUPPORT OUR PRODUCTS, OUR REVENUES, PROFITABILITY AND MARGINS MAY BE HARMED.

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

IF OUR INTERNAL PROFESSIONAL SERVICES ORGANIZATION DOES NOT PROVIDE IMPLEMENTATION SERVICES EFFECTIVELY AND ACCORDING TO SCHEDULE, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

     Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services organization, which employed a staff of 53 as of December 31, 1999, or from outside consulting organizations. RightPoint employed a staff of 19 in its internal professional services organization as of December 31, 1999. When we provide these services we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software and accordingly our revenues will be harmed.

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

OUR SERVICES REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR PRODUCT REVENUES, AND AN INCREASE IN SERVICES REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

     Our services revenues, which includes fees for consulting, implementation, maintenance and training, were 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our services revenues have substantially lower gross margins than license revenues. Our cost of services revenues for the year ended December 31, 1999 was 102% of our services revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

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

THE ACQUISITION OF OCTANE SOFTWARE MAY RESULT IN A LOSS OF EMPLOYEES.

     Despite our efforts to hire and retain quality employees, we might lose some of Octane Software's or our own key employees following our proposed acquisition of Octane Software. Competition for qualified management, engineering and technical employees in the software industry is intense. We and Octane Software historically have had different corporate cultures, and Octane Software employees may not want to work for a larger, publicly-traded company instead of a smaller, start-up company. Some key employees of Octane Software hold options which partially or fully vest as a result of the merger, and this may affect our ability to retain these employees. In addition, competitors may recruit employees during integration, as is common in high technology mergers. As a result, Octane Software's or our employees could leave with little or no prior notice. We cannot assure you that we will be able to attract, retain and integrate employees following the acquisition.

     In the acquisition, some key employees of Octane Software entered into employment and non-competition agreements which restrict their ability to compete with us if they leave us voluntarily. We cannot assure you of the enforceability of these non-competition agreements or that these employees will continue to work at E.piphany under their employment agreements after the acquisition.

THE ACQUISITION OF OCTANE SOFTWARE MAY RESULT IN A LOSS OF CUSTOMERS.

     Octane Software has been dependent on a few key customers. As a result of the acquisition, however, some customers or potential customers may not continue to do business with Octane Software. In such case, we may lose significant revenue Octane Software might have otherwise received had the merger not occurred.

ACCOUNTING CHARGES RELATING TO THE ACQUISITION OF RIGHTPOINT AND THE PROPOSED ACQUISITION OF OCTANE SOFTWARE WILL DELAY AND REDUCE OUR PROFITABILITY.

     We accounted for our acquisition of RightPoint under the purchase method of accounting. Under the purchase method, the purchase price of RightPoint was allocated to the assets acquired and liabilities assumed from RightPoint. As a result, we will incur accounting charges from the acquisition which will delay and reduce our profitability. To the extent future events result in impairment of any capitalized intangible assets, the negative effect on our operating results may occur sooner than we expect. These charges include:

     - amortization of intangible assets of approximately $472 million over three years

     - in-process research and development of approximately $22 million, to be expensed in the quarter ended March 31, 2000, and

     - other costs not currently known.

     We will account for the proposed acquisition of Octane Software under the purchase method of accounting and we expect to allocate a significant portion of the purchase price to intangible assets which will be amortized ratably over their estimated useful lives. In addition, we expect to incur a write-off related to in-process research and development upon closing of the transaction.

NEW PRODUCT INTRODUCTIONS AND PRICING STRATEGIES BY OUR COMPETITORS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND COULD RESULT IN PRESSURE TO PRICE OUR PRODUCTS IN A MANNER THAT REDUCES OUR MARGINS.

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business.

     We compete principally with vendors of:

     - data management and data analysis software tools such as Brio Technology, Broadbase, Business Objects, Informatica, Microstrategy and Sagent Technology

     - enterprise application software such as Oracle, PeopleSoft, SAP and Siebel Systems

     - marketing campaign management software tools such as Exchange Applications, Prime Response and Recognition Systems, and

     - software that recommends products to customers in real time based on simple analytics rules such as Net Perceptions.

     Many of these companies have significantly greater financial, technical, marketing, service and other resources. Many of these companies also have a larger installed base of users, have been in business longer or have greater name recognition than we do. For example, in fiscal 1999, Oracle's annual revenue exceeded $8.0 billion, and the annual revenue of Siebel Systems in fiscal 1999 exceeded $790 million. Some large companies may attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors' products may be more effective than our products at performing particular functions or be more customized for particular needs. Even if these functions are more limited than those provided by our products, our competitors' software products could discourage potential customers from purchasing our products. For example, our competitors' software products may incorporate other capabilities, such as recording accounting transactions, customer orders or inventory management data. A software product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of different types of software necessary to effectively run their business. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

OUR REVENUES MIGHT BE HARMED BY RESISTANCE TO ADOPTION OF OUR SOFTWARE BY INFORMATION TECHNOLOGY DEPARTMENTS.

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

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, OUR REVENUES WILL BE REDUCED.

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

IF WE FAIL TO DEVELOP NEW PRODUCTS OR IMPROVE OUR EXISTING PRODUCTS TO MEET OR ADAPT TO THE CHANGING NEEDS AND STANDARDS OF OUR INDUSTRY, SALES OF OUR PRODUCTS MAY DECLINE.

     Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our E.piphany E.4 System and real-time marketing products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software solutions and professional services.

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

     In addition, E.piphany has entered into customer contracts which contain specific performance goals relating to new product releases or enhancements, and if we are not able to meet these goals, we may be required to, among other things, return fees, pay damages and offer discounts.

IF OUR PRODUCTS DO NOT STAY COMPATIBLE WITH CURRENTLY POPULAR SOFTWARE PROGRAMS, WE MAY LOSE SALES AND REVENUES.

     The E.piphany E.4 System and our real-time marketing software must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers.

     In order to operate our software, it must be installed on both a computer server running the Microsoft Windows NT or Windows 2000 computer operating systems and a computer server running database software from Microsoft or Oracle. We are currently modifying our software to also operate on UNIX operating systems and IBM DB2 databases. If we fail to successfully complete these modifications in a timely manner we may lose sales and revenues. In addition, users access our software through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of these software products, we may be unable to build and enhance our products on schedule.

     After installation, our software collects and analyzes data to profile customers' characteristics and preferences. This data may be stored in a variety of our customers' existing software systems, including leading systems from Oracle, PeopleSoft, Siebel Systems, SAP and Vantive, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.

IF DATABASE ACCESS BECOMES STANDARDIZED, DEMAND FOR OUR PRODUCTS WILL BE
REDUCED.

     Our products are useful for integrating data from a variety of disparate data sources. Adoption of uniform, industry-wide standards across various database and analytic software programs could minimize the importance of the data integration capabilities of our products. This, in turn, could adversely affect the competitiveness and market acceptance of our products. Also, a single competitor in the market for database and analytic software programs or real time marketing software programs may become dominant, even if there is no formal industry-wide standard. If large numbers of our customers adopt a single standard, this would similarly reduce demand for our product. If we lose customers because of the adoption of standards, we may have lower revenues and profitability.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH MAKES IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST OUR RESULTS.

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

IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Cambridge Technology Partners, Ernst & Young and KPMG; resellers, including Acxiom, Harte-Hanks and Pivotal; and application service providers that provide access to our software to their customers over the Internet, including Corio, Exactis.com, Bullseye Interactive and Interrelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

     We must also effectively take advantage of the resources and expertise of third parties to help us develop additional E.piphany E.4 System and real-time marketing software. Our agreements with third parties do not require them to help us develop new software. If we fail to effectively work with third parties, our ability to increase revenues by broadening our software solution offerings, particularly in additional specific industries, will be limited.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, WE WILL NOT BE ABLE TO INCREASE REVENUES.

     In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. E.piphany currently receives substantially all of its revenues from direct sales, but we intend to increase sales through indirect sales channels in the future. We need to expand our direct sales force by hiring additional salespersons and sales management.

     We intend to derive our revenues from our indirect sales channels by selling our software through value added resellers. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to increasingly offer our software through application service providers, who install our software on their own computer servers and charge their customers for access to our software. We need to expand our indirect sales channels by entering into additional relationships with these third parties.

     We have not derived a material amount of revenues from international sales to date, but we expect as part of our strategy to increase international sales principally through the use of indirect sales channels. We will be even more dependent on indirect sales channels in the future due to our international strategy. We also plan to use international direct sales personnel and therefore must hire additional sales personnel outside the United States. Our ability to develop and maintain these channels will significantly affect our ability to penetrate international markets.

WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED.

     We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. E.piphany has increased its number of employees from 21 at December 31, 1997 to approximately 279 employees as of December 31, 1999, including RightPoint's employees. Our recently completed acquisition of RightPoint, our proposed acquisition of Octane Software and future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

     - hire, train and integrate new personnel

     - continue to augment our financial and accounting systems

     - manage our sales operations, which are in several locations, and

     - expand our facilities.

IF OTHERS CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, WE COULD INCUR SIGNIFICANT EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS.

     We cannot assure you that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations and we may be unaware of intellectual property rights of others that may cover some of our technology.

     We have been contacted by a company who has asked us to evaluate the need for a license of a patent it holds directed to data extraction technology. This company has filed litigation alleging infringement of its patent against three of our competitors. We cannot assure you that the holder of the patent will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter, which are confidential until the patent is issued.

     Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements.

     However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

     In addition, in all of RightPoint's software license agreements, RightPoint agreed to indemnify its customers against losses attributable to intellectual property infringement by RightPoint's software. Should a third party claim that RightPoint infringes their intellectual property, we could incur substantial costs in defending and resolving such claims.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THIS INABILITY COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE OUR COSTS.

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

PRIVACY AND SECURITY CONCERNS, PARTICULARLY RELATED TO THE USE OF OUR SOFTWARE ON THE INTERNET, MAY LIMIT THE EFFECTIVENESS OF AND REDUCE THE DEMAND FOR OUR PRODUCTS.

     The effectiveness of our software products relies on the use of customer data collected from various sources, including information collected on Web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

     In addition, due to privacy concerns, some Internet commentators, consumer advocates, and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, Internet users can, if they choose, configure their Web browsers to limit the collection of user data for customer profiling. Should many Internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to our customers, and our sales and profits could decrease.

OUR PRODUCTS ARE NEW, AND IF THEY CONTAIN DEFECTS OR OUR SERVICES ARE NOT PERCEIVED AS HIGH QUALITY, WE COULD LOSE POTENTIAL CUSTOMERS OR BE SUBJECT TO DAMAGES.

     E.piphany began shipping its first products in early 1998, and in June 1999, began shipping its E.piphany E.4 System software. RightPoint began shipping its real time marketing software in April 1998. These products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

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

WE INTEND TO EXPAND OUR INTERNATIONAL SALES EFFORTS BUT DO NOT HAVE SUBSTANTIAL EXPERIENCE IN INTERNATIONAL MARKETS.

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

     - differing labor regulations

     - unexpected changes in regulatory requirements

     - changes in a specific country's or region's political or economic conditions

     - greater difficulty in establishing, staffing and managing foreign operations, and

     - fluctuating exchange rates.

     We plan to expand our international operations in the near future, and this will require a significant amount of attention from our management and substantial financial resources. We have begun our efforts at international expansion in Europe and, as of December 31, 1999, including RightPoint's international presence, we had nine sales and marketing professionals located in the United Kingdom and France. We are also exploring other regions for future expansion.

IF WE ACQUIRE ADDITIONAL COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR ADVERSELY AFFECT OUR OPERATING RESULTS.

     In addition to our recent acquisition of RightPoint and proposed acquisition of Octane Software, we may acquire or make investments in other complementary companies, services and technologies in the future. Aside from the RightPoint acquisition and proposed acquisition of Octane Software, we have not completed any acquisitions or investments to date, and therefore our ability as an organization to conduct acquisitions or investments is unproven. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

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

SEASONAL TRENDS IN SALES OF BUSINESS SOFTWARE MAY AFFECT OUR QUARTERLY REVENUES.

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

FUTURE SALES OF OUR COMMON STOCK, INCLUDING THOSE SHARES PURCHASED IN THIS OFFERING, MAY DEPRESS OUR STOCK PRICE.

     If our stockholders or optionees sell substantial amounts of our common stock in the public market following this offering, the market price of our common stock could fall. In addition, such sales could create the perception to the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

     February 29, 2000, we had 32,309,194 shares of common stock outstanding. Of those shares, 10,532,278 are currently available for sale in the public market. The remaining shares of our common stock outstanding will be eligible for sale in the public market as follows:

  NUMBER
OF SHARES                                 DATE
---------                                 ----
20,515,245  ....................  At April 20, 2000
   843,376  ....................  At June 16, 2000
   316,407  ....................  At August 19, 2000
    21,571  ....................  At September 22, 2000
     6,250  ....................  At September 27, 2000
    74,067  ....................  At December 14, 2000

     The above table includes the effect of "lock-up" arrangements which prevent certain existing stockholders from selling or otherwise disposing of their shares of common stock until April 20, 2000. The above table excludes options and warrants. Shares issued upon the exercise of outstanding options may generally also be sold in the public market. We and the underwriters may remove the lock-up restrictions in advance without prior notice.

WE DO NOT INTEND TO PAY DIVIDENDS, YOU WILL NOT RECEIVE FUNDS WITHOUT SELLING SHARES AND YOU MAY LOSE THE ENTIRE AMOUNT OF YOUR INVESTMENT.

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

BECAUSE SOME EXISTING STOCKHOLDERS TOGETHER OWN 44.2% OF OUR STOCK, THE VOTING POWER OF OTHER STOCKHOLDERS MAY BE LIMITED.

     As of January 20, 2000, it is anticipated that our officers, directors and five percent or greater stockholders beneficially owned or controlled, directly or indirectly, approximately 14,183,835 shares of common stock, which in the aggregate represented approximately 44.2% of the outstanding shares of common stock. As a result, if some of these twelve persons or entities act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling E.piphany to an acquiror than other investors or may want us to pursue strategies that are different from the wishes of other investors.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms which make it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

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

ITEM 2. PROPERTIES

     We currently lease approximately 32,500 square feet of office space for our headquarters in one building in San Mateo, California. We also lease approximately 35,500 square feet of additional office space in two additional buildings in San Mateo, California. We also lease sales offices near Atlanta, Boston, Chicago, Dallas, Detroit, London, Los Angeles, Minneapolis, Phoenix, St. Louis and Stamford, Connecticut. We believe that our facilities are adequate for our current needs. We may need to locate additional space to meet our needs in the future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq Stock Market's National Market under the symbol "EPNY" since September 22, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Stock Market's National Market:

                                                     HIGH       LOW
                                                    -------    ------
Third Quarter 1999 (from September 22, 1999)......  $ 52.38    $38.00
Fourth Quarter 1999...............................  $262.75    $44.50

     The last reported sale price for our common stock on the Nasdaq Stock Market's National Market was $219.88 per share on February 29, 2000. As of February 29, 2000, we estimate that there were approximately 319 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

DIVIDEND POLICY

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our existing lines of credit prohibit the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997          1998           1999
                                                              ----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Total revenues............................................   $             $  3,377       $ 19,182
  Cost of revenues..........................................        --          1,400          9,349
  Gross profit..............................................        --          1,977          9,833
  Stock-based compensation..................................         1            799          2,929
  Loss from operations......................................    (3,220)       (10,613)       (23,473)
  Net loss..................................................    (3,149)       (10,330)       (22,390)
  Basic and diluted net loss per share......................   $ (2.90)      $  (4.50)      $  (2.19)
  Shares used in computing basic and diluted net loss per
     share..................................................     1,087          2,299         10,247
  Pro forma basic and diluted net loss per share
     (unaudited)............................................                 $  (1.07)      $  (1.23)
  Shares used in computing pro forma basic and diluted net
     loss per share (unaudited).............................                    9,694         18,201

                                                               1997        1998        1999
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments.........  $   369    $ 13,595    $ 81,010
  Working capital...........................................      131      12,601      78,351
  Total assets..............................................      801      16,364      93,586
  Long-term obligations, net of current portion.............       --         333       7,824
  Total stockholders' equity................................      468      13,440      74,642

     The statement of operations data for the year ended December 31, 1997 is presented for the period from inception in November 1996 to December 31, 1997. Operating expenses totaled $12,000 for the period from inception in November 1996 to December 31, 1996.

     See Note 2 of Notes to E.piphany's Financial Statements for an explanation of the determination of the number of shares used in computing per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in "Risk Factors" in Item 1 above and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     Our E.piphany E.4 System is an integrated set of software solutions that provide capabilities for analysis of customer data and managing distributed database marketing. Companies can implement the E.piphany E.4 System to collect and analyze data from their existing software systems, and from third party data providers, to profile their customers' characteristics and preferences. Business users within these companies can then act on this information by using the E.piphany E.4 System to design and execute marketing campaigns as well as personalize products, services and related interactions.

     E.piphany was founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing our products and building our business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. During 1998, we introduced several other software products, and in June 1999, we began shipping our E.piphany E.4 System software solutions. Although our revenues consistently increased from quarter to quarter during 1998, we incurred significant costs to develop our technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount has increased from 69 employees at December 31, 1998 to 279 employees at December 31, 1999.

THE RIGHTPOINT ACQUISITION

     We acquired RightPoint Software, Inc. on January 4, 2000 in a merger transaction. RightPoint develops and markets real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. In connection with this transaction, we acquired all of the outstanding shares of capital stock of RightPoint in exchange for approximately 3.1 million shares of our common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 530,000 shares of our common stock.

     RightPoint began offering its current real-time marketing applications in April 1998. RightPoint began generating revenue from its real-time marketing applications in its fiscal year ended June 30, 1998. RightPoint's revenues grew from $806,000 in its fiscal 1998 to $3.5 million in its fiscal 1999. RightPoint also experienced significant increases in headcount during this period. RightPoint grew from 34 employees on June 30, 1998 to 79 employees as of December 31, 1999. RightPoint has incurred substantial costs to develop its products, and to recruit and train personnel for its engineering, sales and marketing services organizations.

     We expect that we will continue to add employees across all departments to invest in the development of technology, to continue to build our direct sales force and professional services organization and to expand our general and administrative infrastructure following the merger. This expansion places significant demands on our management and operational resources. To manage rapid growth and increased demand, we must continue to invest in and implement additional operational systems, procedures and controls.

     We expect that the combination of the companies will result in significant increases in all expense categories. As of December 31, 1999, E.piphany and RightPoint had 53 employees and 19 employees, respectively, engaged in the delivery of services. We expect that the cost of services will increase in absolute dollars as a result of the acquisition and we expect to continue to rapidly grow our professional services organization.

     As of December 31, 1999, E.piphany and RightPoint had 55 employees and 21 employees, respectively, engaged in research and development. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenue as a result of the acquisition.

     As of December 31, 1999 E.piphany and RightPoint had 70 and 29 employees, respectively, engaged in sales and marketing. We expect that sales and marketing expenses will increase in absolute dollars. We expect to incur marketing expenses related to integration of the companies which could result in an increase in sales and marketing expenses as a percentage of revenues as a result of the acquisition. As of December 31, 1999 E.piphany and RightPoint had 22 employees and 10 employees respectively, engaged in general and administrative activities. We expect that general and administrative expenses will increase in absolute dollars and may increase as a percentage of revenue as a result of the acquisition.

     We accounted for the acquisition under the purchase method of accounting and incurred an estimated write-off related to in-process research and development of approximately $22 million which will be reflected in the quarter ended March 31, 2000, as the in-process technology acquired had not reached technological feasibility and, in the opinion of our management, has no alternative future use. In addition to the in-process research and development charge we incurred, we recorded intangible assets of approximately $472 million which is being amortized ratably over an estimated useful life of three years.

THE OCTANE ACQUISITION

     On March 15, 2000, we entered into a definitive agreement to acquire Octane Software, Inc. Octane Software is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. Octane Software enables companies to provide real-time, interactive customer care to engage, acquire and retain customers in the new Internet economy. Under the terms of the agreement, we will issue approximately 12.8 million shares of our common stock to the stockholders of Octane Software resulting in a purchase price of approximately $3 billion. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of E.piphany's and Octane Software's stockholders.

     Octane began offering its current real-time applications in September 1999, and began generating revenue from its real-time marketing applications in the quarter ended December 31, 1999. Octane has also experienced significant increases in headcount during 1999 and had 142 employees as of December 31, 1999 compared to 51 employees as December 31, 1998. Octane Software has incurred substantial costs to develop its products, and to recruit and train personnel for its engineering, sales and marketing services organizations.

     We expect that the combination of the companies will result in significant increases in all expense categories. As of December 31, 1999, Octane Software had 37 employees engaged in the delivery of services, 53 employees engaged in research and development, 41 employees engaged in sales and marketing and 11 employees engaged in general and administrative activities. We expect that operating expenses will increase in absolute dollars and may increase as a percentage of revenue as a result of the acquisition.

     We will account for the acquisition under the purchase method of accounting and we expect to allocate a significant portion of the purchase price to intangible assets which will be amortized over their estimated useful lives. In addition, we expect to incur a write off related to in-process research and development upon closing of the transaction.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     We generate revenues principally from licensing our software products directly to customers and providing related professional services including implementation, consulting, support and training. Through December 31, 1999, substantially all of our revenues have been derived from sales within the United States through our direct sales force. Our license agreements generally provide that customers pay a software license fee for one or more software solutions for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.4 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from us. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

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

     We recognize product license revenues in accordance with the provisions of American Institute of Certified Public Accounts (AICPA) Statement of Position
(SOP) 97-2, "Software Revenue Recognition." Pursuant to the requirements of SOP 97-2, we recognize product license revenues when all of the following conditions are met:

     - we have signed a noncancellable agreement with the customer

     - we have delivered the software product to the customer

     - the amount of fees to be paid by the customer is fixed or determinable, and

     - we believe that collection of these fees is probable.

     To date, when we manage the implementation process for our customers, the implementation services have been considered essential to the functionality of the software products. Accordingly, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Prior to 1999, we recognized substantially all of our revenues using the completed contract method as estimates of costs and efforts necessary to complete the implementation were generally not reliable given our lack of history with implementing our products. In 1999 and future periods, we expect to recognize most of our revenues using the percentage of completion method, and therefore both product license and services revenues are recognized as work progresses. While our software solutions can generally be implemented in less than 16 weeks, implementation can take longer depending on the solution which has been licensed, the number of software solutions licensed, the complexity of the customer's information technology environment and the resources directed by customers to the implementation projects. To date, we have managed the implementation of our solutions for the substantial majority of our customers. When we subcontract services to consulting organizations, we are responsible for managing the implementation. To the extent that customers contract directly with consulting organizations to provide implementation services, we do not manage the implementation, and license revenues are recognized when the relevant conditions of SOP 97-2 are met. Some of our contracts provide for the delivery of unspecified future products over a period of time. Accordingly, payments received from our customers upon the signing of these agreements are deferred and the revenues are recognized ratably over the contract period. Revenue allocated to training and other services is recognized as the services are performed.

COST OF REVENUES AND OPERATING EXPENSES

     Our cost of license revenues primarily consists of license fees due to third parties for integrated technology. Our cost of services revenues includes salaries and related expenses for our implementation, consulting support and training organizations, costs of subcontracting to consulting organizations to provide consulting services to customers and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

     Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenues from our software solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed products are recognized.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data for the three years ended December 31, 1999:

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Revenues:
  Product license...........................................  $    --    $  2,216    $ 10,161
  Services..................................................       --       1,161       9,021
                                                              -------    --------    --------
                                                                   --       3,377      19,182
                                                              -------    --------    --------
Cost of revenues:
  Product license...........................................       --           4         158
  Services..................................................       --       1,396       9,191
                                                              -------    --------    --------
                                                                   --       1,400       9,349
                                                              -------    --------    --------
     Gross profit...........................................       --       1,977       9,833
                                                              -------    --------    --------
Operating expenses:
  Research and development..................................    1,646       3,769       7,074
  Sales and marketing.......................................    1,200       6,519      18,727
  General and administrative................................      373       1,503       4,576
  Stock-based compensation..................................        1         799       2,929
                                                              -------    --------    --------
          Total operating expenses..........................    3,220      12,590      33,306
                                                              -------    --------    --------
     Loss from operations...................................   (3,220)    (10,613)    (23,473)
                                                              -------    --------    --------
Other income (expense):
  Interest income...........................................       71         333       1,722
  Interest expense..........................................       --         (48)       (639)
  Other.....................................................       --          (2)         --
                                                              -------    --------    --------
          Total other income................................       71         283       1,083
                                                              -------    --------    --------
     Net loss...............................................  $(3,149)   $(10,330)   $(22,390)
                                                              =======    ========    ========
Basic and diluted net loss per share........................  $ (2.90)   $  (4.50)   $  (2.19)
                                                              =======    ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................    1,087       2,299      10,247
                                                              =======    ========    ========
Pro forma basic and diluted net loss per share
  (unaudited)...............................................             $  (1.07)   $  (1.23)
                                                                         ========    ========
Shares used in computing pro forma basic and diluted net
  loss per share (unaudited)................................                9,694      18,201
                                                                         ========    ========

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

     Total revenues increased to $19.2 million for the year ended December 31, 1999, from $3.4 million for the year ended December 31, 1998. This rapid growth in revenues reflects our relatively early stage of development, and we do not expect revenues to increase at the same rate in the future. For the year ended December 31, 1999, Sallie Mae accounted for 11% of E.piphany's total revenues, and for the year ended December 31, 1998, Autodesk, Charles Schwab, Hewlett-Packard, KPMG, and Macromedia accounted for 30%, 17%, 16%, 11%, and 11% of total revenues, respectively.

     Product license revenues increased to $10.2 million, or 53% of total revenue, for the year ended December 31, 1999 from $2.2 million, or 66% of total revenue, for the year ended December 31, 1998. The increase in dollar amount of product license revenues was due to both an increase in the number of licenses sold and the average size of the licenses, and resulted primarily from the growth of our direct sales force and the introduction and shipment of new products.

     Services revenues increased to $9.0 million, or 47% of total revenues, for the year ended December 31, 1999 from $1.2 million, or 34% of revenues, for the year ended December 31, 1998. The increase in dollar amount of service revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to our new customers.

     Services revenues as a percentage of total revenues has varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of services revenues as compared to license revenues has varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users, which generally do not require services. In addition, the amount of services we provide for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customers' information technology environment, the resources directed by customers to their implementation projects, the number of users licensed and the extent to which consulting organizations provide services directly to customers. Services revenues as a percentage of total revenues has also increased because of increased maintenance revenues due to the growth in our customer base. Services revenues have substantially lower margins relative to product license revenues. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross margins will decline.

     This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. It generally costs us more to subcontract with consulting organizations to provide these services than to provide these services ourselves. To offset the effect that providing services ourselves or through subcontractors has on our gross margins, we intend to further encourage customers to contract directly with consulting organizations for implementation and consulting services. Encouraging direct contracts between our customers and consulting organizations may also increase the overall amount of services available to customers and generate sales leads. We do not receive any services revenues when customers contract directly with consulting organizations for implementation and consulting services.

COST OF REVENUES

     Total cost of revenues increased to $9.3 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $9.2 million, or 102% of services revenues, for the year ended December 31, 1999 from $1.4 million, or 120% of services revenues, for the year ended December 31, 1998. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has exceeded services revenues due to the rapid growth of our services organization from 11 employees at December 31, 1998 to 53 employees at December 31, 1999 and our investment in experienced management in anticipation of future revenue growth.

OPERATING EXPENSES

  Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $7.1 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from 23 employees as of December 31, 1998 to 55 employees as of December 31, 1999. Research and development expenses as a percentage of total revenues decreased from 112% for the year ended December 31, 1998 to 37% for the year ended December 31, 1999. Research and development expenses as a percentage of total revenues decreased primarily due to growth in our revenues. We believe that investments in product development are essential to our future success and expect that the absolute dollar amount of research and development expenses will increase in future periods.

  Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $18.7 million for the year ended December 31, 1999 from $6.5 million for the year ended December 31, 1998. Sales and marketing expenses as a percentage of total revenues decreased from 193% for the year ended December 31, 1998 to 98% for the year ended December 31, 1999. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of direct sales, pre-sales support and marketing employees from 30 as of December 31, 1998 to 70 as of December 31, 1999. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations including Europe and Asia, and due to expected additional increases in advertising and marketing programs and other promotional activities.

  General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $4.6 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from 5 as of December 31, 1998 to 22 as of December 31, 1999. We expect general and administrative expenses to increase in absolute dollars in future periods.

  Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. We have recorded aggregate deferred compensation of $5.9 million related to stock-based compensation to employees. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No.
28. Total stock-based compensation was $2.9 million for the year ended December 31, 1999. We expect amortization of approximately $1,500,000, $781,000, $309,000, and $25,000 in the years ended December 31, 2000, 2001, 2002, and the first half of 2003, respectively. See Note 6 to E.piphany's Notes to Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

INTEREST INCOME, NET

     Interest income, net of interest expense, for the year ended December 31, 1999 increased by $0.8 million compared to the same period in the prior year. The increase was primarily attributable to interest income resulting from higher average cash balances during the more recent period.

YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

     Our total revenues were $3.4 million in 1998 and were comprised of the first commercial sales of software products and related services fees from implementation, training and support. Product license revenues were $2.2 million in 1998. Services revenues were $1.2 million in 1998. For 1998, product license revenues and services revenues accounted for 66% and 34% of revenues, respectively. We did not recognize any revenues in 1997.

     In 1998, Autodesk, Charles Schwab, Hewlett-Packard, KPMG and Macromedia, accounted for 30%, 17%, 16%, 11% and 11% of total revenues, respectively.

COST OF REVENUES

     Cost of revenues was $1.4 million in 1998. Cost of services revenues as a percentage of services revenues was 120%. Cost of services revenues in 1998 resulted primarily from the hiring of employees and, to a lesser extent, the subcontracting of consulting organizations to support customer demand for consulting and maintenance services. We did not have any revenues in 1997 and thus had no cost of revenues in 1997.

OPERATING EXPENSES

  Research and Development

     Research and development expenses increased to $3.8 million, or 112% of total revenues, in 1998 from $1.6 million in 1997. The increase in research and development expenses was related primarily to an increase in the number of employees engaged in research and development to support the development of new products.

  Sales and Marketing

     Sales and marketing expenses increased to $6.5 million, or 193% of total revenues, in 1998 from $1.2 million in 1997. The increase in sales and marketing expenses resulted primarily from building a direct sales force and investing in sales and marketing infrastructure which included significant personnel-related expenses, recruiting fees, travel expenses, and related facility and equipment costs, as well as increased marketing activities, including trade shows, public relations, direct mail campaigns and other promotional expenses.

  General and Administrative

     General and administrative expenses increased to $1.5 million, or 45% of total revenues, in 1998 from $0.4 million in 1997. The increase in dollar amount of general and administrative expenses resulted primarily from the addition of executive, finance and administrative personnel to support the growth of our business.

  Stock-Based Compensation

     We recorded aggregate deferred compensation of $3.2 million in 1998 related to stock transactions with employees. Of the deferred compensation, $0.7 million was amortized in 1998. Total stock-based compensation was $0.8 million in 1998.

INTEREST INCOME, NET

     Interest income, net of interest expense, increased to $0.3 million from $0.1 million as a result of higher interest income due to higher average cash balances related to capital financing activities, partially offset by higher interest expense due to bank borrowings.

PROVISION FOR INCOME TAXES

     From inception through December 31, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 1999, we had $47.2 million of federal and state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards begin to expire on varying dates beginning in 2012 through 2019 and the state operating loss carryforwards begin to expire in 2004. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. See Note 7 of Notes to E.piphany's Financial Statements for the components of the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $17.8 million and $8.7 million for the years ended December 31, 1999 and 1998, respectively. Cash used in operating activities for each period resulted primarily from net losses in those periods, and to a lesser extent, increases in accounts receivable. These uses of cash were partially offset by increases in accrued liabilities and deferred revenue.

     Net cash used in investing activities totaled $25.9 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively. The increase resulted primarily from the purchase of short term investments and to a lesser extent, purchases of furniture and equipment, consisting largely of computer servers and workstations.

     Net cash provided by financing activities totaled $88.2 million and $23.0 million for the years ended December 31, 1999 and 1998, respectively. The increase was due primarily to the receipt of proceeds from our recently completed initial public offering.

     At December 31, 1999, we had $58.1 million in cash and cash equivalents and $22.9 million in short-term investments. We have a $3.0 million term loan under a senior credit facility that is repayable ratably over a 36 month period beginning March 1, 2000. The term loan bears variable interest at the bank's prime rate plus 0.5%, currently 9.0%. As of December 31, 1999, we had borrowed $3.0 million against this term loan. This loan is secured by essentially all of our assets and was paid in full during January 2000.

     In addition, we have a subordinated debt facility with Comdisco, Inc. under which we are entitled to borrow up to $10.0 million, of which $5.0 million was outstanding as of December 31, 1999, over 42 months beginning June 1999 at a fixed interest rate of 10.0%. All borrowings under the subordinated facility are secured by essentially all of our assets after the rights of senior creditors, and we cannot maintain more than $5.0 million of senior debt without approval of the lender. This loan was paid in full during January 2000. We also have a $2.0 million equipment lease line with Comdisco. Under the equipment lease line, we are entitled to lease equipment with payment terms extending over 42 months. The ability to lease new equipment expires on May 31, 2000 and borrowings bear interest at 8.5% for the first six months of the lease, and 8.0% thereafter.

     As of December 31, 1999, our principal sources of liquidity included $58.1 million of cash and cash equivalents and $22.9 million in short-term investments. In addition, we completed a secondary offering on January 20, 2000 which generated net proceeds of approximately $356 million. We anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel, including the acquisition and the addition of RightPoint employees in January, 2000. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters or all fiscal years beginning after

June 15, 2000, or January 1, 2001 for us. We believe that this statement will not have a material impact on the financial condition or results of our operations.

     In December 1998, the AICPA issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of some provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not anticipate that this statement will have a material adverse impact on our statement of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this prospectus.

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

  Interest Rate Risk

     As of December 31, 1999, we had cash and cash equivalents of $58.1 million which consist of cash and highly liquid short-term investments. Declines of interest rates over time will reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $291,000. As of December 31, 1999, we had total short term and long term debt outstanding of $894,000 and $2,425,000, respectively, which contain interest rates that are tied to the prime rate. Therefore, we are subject to exposure to interest rate risk for these borrowings based on fluctuations in the prime rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                E.PIPHANY, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   39
Balance Sheets..............................................   40
Statements of Operations....................................   41
Statement of Stockholders' Equity and Comprehensive Loss....   42
Statements of Cash Flows....................................   43
Notes to Financial Statements...............................   44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To E.piphany, Inc.:

     We have audited the accompanying balance sheets of E.piphany, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of E.piphany's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.piphany, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 7, 2000

                                E.PIPHANY, INC.

                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 13,595    $ 58,084
  Short-term investments....................................        --      22,926
  Accounts receivable, net of allowance for doubtful
     accounts of $30 and $300, respectively.................     1,243       5,502
  Prepaid expenses and other current assets.................       354       2,959
                                                              --------    --------
          Total current assets..............................    15,192      89,471
Property and equipment, net.................................     1,172       3,932
Other assets................................................        --         183
                                                              --------    --------
                                                              $ 16,364    $ 93,586
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $     --    $    237
  Current portion of notes payable..........................       167         894
  Accounts payable..........................................     1,015         650
  Accrued liabilities.......................................     1,028       5,696
  Deferred revenue..........................................       381       3,643
                                                              --------    --------
          Total current liabilities.........................     2,591      11,120
  Capital lease obligations, net of current portion.........        --         399
  Notes payable, net of current portion.....................       333       7,425
                                                              --------    --------
          Total liabilities.................................     2,924      18,944
                                                              --------    --------
Commitments (Note 4)
Stockholders' equity:
  Series A - D convertible preferred stock, $0.0001 par
     value;
     Authorized -- 12,703 shares in 1998 and 0 shares in
      1999
     Outstanding -- 10,623 shares in 1998 and 0 in 1999.....         3          --
  Convertible preferred stock, $0.0001 par value;
     Authorized -- 5,000 in 1999
     Outstanding -- none....................................        --          --
  Common stock, $0.0001 par value;
     Authorized -- 100,000 in 1999
     Outstanding -- 8,913 shares in 1998 and 27,049 shares
      in 1999...............................................         2           5
  Additional paid-in capital................................    30,030     113,636
  Warrants..................................................        --         143
  Note receivable...........................................      (640)       (640)
  Accumulated and other comprehensive income (loss).........        --         (31)
  Deferred compensation.....................................    (2,476)     (2,602)
  Accumulated deficit.......................................   (13,479)    (35,869)
                                                              --------    --------
          Total stockholders' equity........................    13,440      74,642
                                                              --------    --------
                                                              $ 16,364    $ 93,586
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                E.PIPHANY, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Revenues:
  Product license...........................................  $    --    $  2,216    $ 10,161
  Services..................................................       --       1,161       9,021
                                                              -------    --------    --------
                                                                   --       3,377      19,182
                                                              -------    --------    --------
Cost of revenues:
  Product license...........................................       --           4         158
  Services..................................................       --       1,396       9,191
                                                              -------    --------    --------
                                                                   --       1,400       9,349
                                                              -------    --------    --------
     Gross profit...........................................       --       1,977       9,833
                                                              -------    --------    --------
Operating expenses:
  Research and development..................................    1,646       3,769       7,074
  Sales and marketing.......................................    1,200       6,519      18,727
  General and administrative................................      373       1,503       4,576
  Stock-based compensation..................................        1         799       2,929
                                                              -------    --------    --------
          Total operating expenses..........................    3,220      12,590      33,306
                                                              -------    --------    --------
     Loss from operations...................................   (3,220)    (10,613)    (23,473)
                                                              -------    --------    --------
Other income (expense):
  Interest income...........................................       71         333       1,722
  Interest expense..........................................       --         (48)       (639)
  Other.....................................................       --          (2)         --
                                                              -------    --------    --------
          Total other income................................       71         283       1,083
                                                              -------    --------    --------
     Net loss...............................................  $(3,149)   $(10,330)   $(22,390)
                                                              =======    ========    ========
Basic and diluted net loss per share........................  $ (2.90)   $  (4.50)   $  (2.19)
                                                              =======    ========    ========
Shares used in computing basic and diluted net loss per
  share.....................................................    1,087       2,299      10,247
                                                              =======    ========    ========
Pro forma basic and diluted net loss per share
  (unaudited)...............................................             $  (1.07)   $  (1.23)
                                                                         ========    ========
Shares used in computing pro forma basic and diluted net
  loss per share (unaudited)................................                9,694      18,201
                                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                                E.PIPHANY, INC.

           STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                      CONVERTIBLE          COMMON                                              ACCUMULATED
                                    PREFERRED STOCK         STOCK        ADDITIONAL                             AND OTHER
                                    ----------------   ---------------    PAID-IN                   NOTE      COMPREHENSIVE
                                    SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     WARRANTS   RECEIVABLE   INCOME (LOSS)
                                    -------   ------   ------   ------   ----------   --------   ----------   -------------
  Issuance of common stock........       --     --      5,600    $ 1      $      2     $  --       $  --          $ --
  Exercise of common stock
    options.......................       --     --          8     --             1        --          --            --
  Issuance of common stock in
    exchange for services.........       --     --         11     --             1        --          --            --
  Issuance of Series A preferred
    stock, net....................    3,228      1         --     --         3,611        --          --            --
  Comprehensive loss:
    Net loss......................       --     --         --     --            --        --          --            --
                                    -------    ---     ------    ---      --------     -----       -----          ----
        Total comprehensive
          loss....................
Balance, December 31, 1997........    3,228      1      5,619      1         3,615        --          --            --
  Issuance of Series B preferred
    stock, net....................    3,229      1         --     --         8,019        --          --            --
  Sale of common stock to Series B
    investors.....................       --     --        250     --            62        --          --            --
  Issuance of common stock to
    officer.......................       --     --      1,600     --           640        --        (640)           --
  Issuance of common stock in
    exchange for services.........       --     --         60     --            36        --          --            --
  Issuance of Series C preferred
    stock, net....................    4,160      1         --     --        13,992        --          --            --
  Exercise of common stock
    options.......................       --     --      1,540      1           488        --          --            --
  Repurchase of stock.............       --     --       (156)    --           (70)       --          --            --
  Issuance of Series C preferred
    stock in exchange for
    services......................        6     --         --     --            20        --          --            --
  Stock-based compensation........       --     --         --     --            11        --          --            --
  Deferred stock compensation.....       --     --         --     --         3,217        --          --            --
  Amortization of deferred stock
    compensation..................       --     --         --     --            --        --          --            --
  Comprehensive loss:
    Net loss......................       --     --         --     --            --        --          --            --
                                    -------    ---     ------    ---      --------     -----       -----          ----
        Total comprehensive
          loss....................
Balance, December 31, 1998........   10,623      3      8,913      2        30,030        --        (640)           --
  Exercise of common stock
    options.......................       --     --      1,522     --         2,579        --          --            --
  Issuance of stock options in
    exchange for services.........       --     --         --     --           388        --          --            --
  Issuance of Series D preferred
    stock, net....................      937     --         --     --         5,970        --          --            --
  Issuance of warrants............       --     --         --     --            --       532          --            --
  Repurchase of stock.............       --     --       (172)    --           (10)       --          --            --
  Issuance of stock related to
    leases and debt financing.....       --     --          6     --           100        --          --            --
  Issuance of common stock in
    initial public offering,
    net...........................       --     --      4,773     --        69,598        --          --            --
  Conversion of preferred stock...  (11,560)    (3)    11,560      3            --        --          --            --
  Exercise of warrants............       --     --        447     --         2,315      (389)         --            --
  Acceleration of common stock
    option vesting................       --     --         --     --            47        --          --            --
  Deferred stock compensation.....       --     --         --     --         2,619        --          --            --
  Amortization of deferred stock
    compensation..................       --     --         --     --            --        --          --            --
  Comprehensive loss:
    Unrealized loss on
      investments.................       --     --         --     --            --        --          --           (31)
    Net loss......................       --     --         --     --            --        --          --            --
                                    -------    ---     ------    ---      --------     -----       -----          ----
        Total comprehensive
          loss....................
Balance, December 31, 1999........       --    $--     27,049    $ 5      $113,636     $ 143       $(640)         $(31)
                                    =======    ===     ======    ===      ========     =====       =====          ====


                                                                     TOTAL
                                      DEFERRED     ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                    COMPENSATION     DEFICIT        EQUITY           LOSS
                                    ------------   -----------   -------------   -------------
  Issuance of common stock........    $    --       $     --       $      3
  Exercise of common stock
    options.......................         --             --              1
  Issuance of common stock in
    exchange for services.........         --             --              1
  Issuance of Series A preferred
    stock, net....................         --             --          3,612
  Comprehensive loss:
    Net loss......................         --         (3,149)        (3,149)       $ (3,149)
                                      -------       --------       --------        --------
        Total comprehensive
          loss....................                                                 $ (3,149)
                                                                                   ========
Balance, December 31, 1997........         --         (3,149)           468
  Issuance of Series B preferred
    stock, net....................         --             --          8,020
  Sale of common stock to Series B
    investors.....................         --             --             62
  Issuance of common stock to
    officer.......................         --             --             --
  Issuance of common stock in
    exchange for services.........         --             --             36
  Issuance of Series C preferred
    stock, net....................         --             --         13,993
  Exercise of common stock
    options.......................         --             --            489
  Repurchase of stock.............         --             --            (70)
  Issuance of Series C preferred
    stock in exchange for
    services......................         --             --             20
  Stock-based compensation........         --             --             11
  Deferred stock compensation.....     (3,217)            --             --
  Amortization of deferred stock
    compensation..................        741             --            741
  Comprehensive loss:
    Net loss......................         --        (10,330)       (10,330)       $(10,330)
                                      -------       --------       --------        --------
        Total comprehensive
          loss....................                                                 $(10,330)
                                                                                   ========
Balance, December 31, 1998........     (2,476)       (13,479)        13,440
  Exercise of common stock
    options.......................         --             --          2,579
  Issuance of stock options in
    exchange for services.........         --             --            388
  Issuance of Series D preferred
    stock, net....................         --             --          5,970
  Issuance of warrants............         --             --            532
  Repurchase of stock.............         --             --            (10)
  Issuance of stock related to
    leases and debt financing.....         --             --            100
  Issuance of common stock in
    initial public offering,
    net...........................         --             --         69,598
  Conversion of preferred stock...         --             --             --
  Exercise of warrants............         --             --          1,926
  Acceleration of common stock
    option vesting................         --             --             47
  Deferred stock compensation.....     (2,619)            --             --
  Amortization of deferred stock
    compensation..................      2,493             --          2,493
  Comprehensive loss:
    Unrealized loss on
      investments.................         --             --            (31)       $    (31)
    Net loss......................         --        (22,390)       (22,390)        (22,390)
                                      -------       --------       --------        --------
        Total comprehensive
          loss....................                                                 $(22,421)
                                                                                   ========
Balance, December 31, 1999........    $(2,602)      $(35,869)      $ 74,642
                                      =======       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                E.PIPHANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
Cash flows from operating activities:
Net loss....................................................  $(3,149)   $(10,330)   $(22,390)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation...........................................       47         269         908
     Allowance for doubtful accounts........................       --          30         270
     Loss on sale of property and equipment.................        9          --          --
     Noncash compensation expense...........................        1         799       2,929
     Noncash interest expense...............................       --          --          86
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (16)     (1,257)     (4,529)
       Prepaid expenses and other assets....................      (79)       (275)     (2,628)
       Accounts payable.....................................      117         898        (365)
       Accrued liabilities..................................      140         888       4,668
       Deferred revenue.....................................       76         305       3,262
                                                              -------    --------    --------
          Net cash used in operating activities.............   (2,854)     (8,673)    (17,789)
                                                              -------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................     (408)     (1,104)     (2,952)
  Proceeds from the sale of property and equipment..........       15          --          --
  Purchases of short-term investments.......................       --          --     (22,957)
                                                              -------    --------    --------
          Net cash used in investing activities.............     (393)     (1,104)    (25,909)
                                                              -------    --------    --------
Cash flows from financing activities:
  Borrowings................................................       --         500       8,000
  Repayments on line of credit..............................       --          --        (181)
  Principal payments on capital lease obligations...........       --          --         (81)
  Proceeds from initial public offering of common stock,
     net....................................................       --          --      69,598
  Proceeds from exercise of warrant.........................       --          --       2,250
  Net proceeds from issuance of convertible preferred
     stock..................................................    3,612      22,033       5,970
  Issuance of common stock..................................        4         470       2,631
                                                              -------    --------    --------
          Net cash provided by financing activities.........    3,616      23,003      88,187
                                                              -------    --------    --------
Net increase in cash and cash equivalents...................      369      13,226      44,489
Cash and cash equivalents at beginning of period............       --         369      13,595
                                                              -------    --------    --------
Cash and cash equivalents at end of period..................  $   369    $ 13,595    $ 58,084
                                                              =======    ========    ========
Supplemental cash flow information:
  Cash paid for interest....................................  $    --    $     48    $    487
                                                              =======    ========    ========
Non-cash transactions:
  Loan to officer to purchase stock.........................  $    --    $    640    $     --
                                                              =======    ========    ========
  Equipment acquired under capital lease....................  $    --    $     --    $    716
                                                              =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                E.PIPHANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND OPERATIONS

     E.piphany, Inc. ("E.piphany" or the "Company"), formerly Epiphany Marketing Software, Inc., was incorporated in Delaware in November 1996, and develops and markets software that companies can use to establish, maintain and continually improve customer relationships across both Internet and traditional sales, marketing and distribution channels. In 1997, E.piphany was in the development stage and was primarily engaged in obtaining equity financing and performing research and development activities. Although E.piphany began actively selling its products in 1998 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future.

     E.piphany has incurred net operating losses since inception and, as of December 31, 1999, had an accumulated deficit of $35.9 million. E.piphany is subject to various risks associated with companies in a comparable stage of development, including having a limited operating history; competition from substitute products and larger competitors; dependence on a limited number of customers; dependence on key individuals; and the ability to obtain adequate financing to support its growth.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Statements of Cash Flows

     For purposes of the statements of cash flows, E.piphany considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts on deposit at a commercial bank and investments in commercial paper and other securities.

  Concentration of Credit Risk and Significant Customers

     E.piphany provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, to date, have not been material.

     Sales to significant customers as a percentage of total revenues were as follows:

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                  --------------------
                                                  1997    1998    1999
                                                  ----    ----    ----
Customer A......................................  --       30%     --
Customer B......................................  --       17%     --
Customer C......................................  --       16%     --
Customer D......................................  --       11%     --
Customer E......................................  --       11%     --
Customer F......................................  --       --      11%

     In September 1998, the President and Chief Executive Officer of E.piphany was elected to the board of directors of Customer D. E.piphany recognized $357,000 and $273,000 in revenue from this customer in 1998 and 1999, respectively, and had $146,000 and $118,000 in accounts receivable due from Customer D at December 31, 1998 and 1999, respectively. The majority of the agreements relating to this revenue were

                                E.PIPHANY, INC.

entered into before the chief executive officer was employed by E.piphany or elected to Customer D's board of directors.

     The President and Chief Executive Officer of E.piphany is a member of the board of directors of an additional customer. E.piphany recognized a total of $296,000 in revenue from this customer in 1999, and had a total of $280,000 in accounts receivable at December 31, 1999 from this customer. An outside director of E.piphany is also a member of the board of directors of this customer.

     An outside director of E.piphany is a member of the board of directors of two additional customers. E.piphany recognized $233,000 and $704,000 in revenue from these customers in 1998 and 1999, and had a total of $57,000 and $112,000 in accounts receivable as of December 31, 1998 and 1999, respectively. The first agreement with one of these customers was entered into before the outside director was elected to E.piphany's board of directors.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally three to five years. Depreciation expense is included in operating expenses.

     Property and equipment consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1999
                                                             ------    ------
Computer software and equipment............................  $1,329    $4,959
Furniture and fixtures.....................................     159       197
                                                             ------    ------
                                                              1,488     5,156
Less: Accumulated depreciation.............................    (316)   (1,224)
                                                             ------    ------
                                                             $1,172    $3,932
                                                             ======    ======

     Included in property and equipment are assets acquired under capital leases with original cost of approximately $715,000 as of December 31, 1999. Accumulated amortization on the leased assets is approximately $106,000 as of December 31, 1999.

     Future minimum lease payments on capital leases are as follows at December 31, 1999 (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
2000........................................................  $ 272
2001........................................................    233
2002........................................................    149
2003........................................................     24
                                                              -----
Total minimum lease payments................................    678
Less: Imputed interest (10.0%)..............................    (42)
                                                              -----
Present value of payments under capital leases..............    636
Less: Current portion.......................................   (237)
                                                              -----
Long-term capital lease obligations.........................  $ 399
                                                              =====

  Software Development Costs

     Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. E.piphany defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if

                                E.PIPHANY, INC.

material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed.

  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1999
                                                             ------    ------
Accrued professional services..............................  $  158    $  603
Accrued sales tax..........................................      93        20
Accrued payroll............................................     249        --
Accrued vacation...........................................     153       739
Accrued commissions and bonus..............................     212     1,877
Accrued marketing expenses.................................      --       660
Accrued ESPP...............................................      --       888
Accrued other..............................................     163       909
                                                             ------    ------
                                                             $1,028    $5,696
                                                             ======    ======

  Stock-Based Compensation

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. Companies that elect to employ the method proscribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. E.piphany has elected to continue to account for its stock-based compensation arrangements under the provisions of APB 25, and accordingly, has included in Note 6 the pro forma disclosures required under SFAS No. 123.

  Revenue Recognition

     E.piphany generates several types of revenue including the following:

     License Fees. E.piphany's standard end user license agreement for E.piphany's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. E.piphany also enters into other license agreement types, which allow for the use of E.piphany's products, usually restricted by the number of employees, the number of users, or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all elements of the arrangement. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the services do not include significant alterations to the features and functionality of the software. To date, services have been essential to the functionality of the software products for substantially all license agreements entered into which included implementation services. For these arrangements and other arrangements which don't meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of

                                E.PIPHANY, INC.

Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." When reliable estimates are available for the costs and efforts necessary to complete the implementation services, the Company accounts for the arrangements under the percentage completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. License revenue recognized pursuant to SOP 81-1 comprised 76% and 66% of total product revenue for the years ended December 31, 1998 and 1999, respectively.

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

     As of December 31, 1999, $545,000 of accounts receivable was unbilled due to services performed in advance of billings.

  Advertising Costs

     The Company expenses all advertising costs as incurred. The Company does not incur any direct-response advertising costs.

  Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For each of the three years ended December 31, 1999, E.piphany's comprehensive income did not differ materially from reported net loss.

  Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per common share, as presented in the statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance (in thousands, except per share amounts).

                                E.PIPHANY, INC.

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                               1997        1998        1999
                                              -------    --------    --------
Net loss....................................  $(3,149)   $(10,330)   $(22,390)
                                              =======    ========    ========
Basic and diluted:
  Weighted average shares of common stock
     outstanding............................    5,486       7,235      14,216
Less: Weighted average shares subject to
  repurchase................................   (4,399)     (4,936)     (3,969)
                                              -------    --------    --------
Weighted average shares used in computing
  basic and diluted net loss per common
  share.....................................    1,087       2,299      10,247
                                              =======    ========    ========
  Basic and diluted net loss per common
     share..................................  $ (2.90)   $  (4.50)   $  (2.19)
                                              =======    ========    ========
  Net loss..................................             $(10,330)   $(22,390)
                                                         ========    ========
Shares used above...........................                2,299      10,247
Pro forma adjustment to reflect weighted
  effect of assumed conversion of
  convertible preferred stock (unaudited)...                7,395       7,954
                                                         --------    --------
Shares used in computing pro forma basic and
  diluted net loss per common share
  (unaudited)...............................                9,694      18,201
                                                         --------    --------
Pro forma basic and diluted net loss per
  common share (unaudited)..................             $  (1.07)   $  (1.23)
                                                         ========    ========

     E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were approximately 8,124,000, 14,952,000, and 16,256,000 for the years ended December 31, 1997, 1998 and 1999, respectively. See Note 6 for further information on these securities.

  Segment Reporting

     During 1998, E.piphany adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source for segment information disclosure. On this basis, E.piphany is organized and operates as one business segment, the design, development, and marketing of software solutions.

     During the years ended December 31, 1997, 1998 and 1999, E.piphany did not generate significant revenues in foreign countries and did not have any material assets in foreign countries.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after

                                E.PIPHANY, INC.

June 15, 2000 (or January 1, 2001 for E.piphany). Management believes that this Statement will not have a material impact on the financial condition or results of the operations of E.piphany.

     In December 1998, the AICPA issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. E.piphany does not anticipate that this statement will have a material impact on its statement of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

 3. LONG-TERM DEBT

     E.piphany had the following long-term debt arrangements as of December 31 (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                              1998      1999
                                                              -----    ------
Subordinated convertible debt facility for $10.0 million.
  Expires in February 2000. Borrowings bear interest at 10%
  and are payable in equal monthly installments of interest
  only through June 2001 and equal installments of principal
  and interest from June 2001 to December 2002..............  $  --    $5,000
Non-revolving equipment line of credit with a bank for $3.0
  million. Expires in March 2000 with all payments due March
  2003. Borrowings bear interest at the bank's prime rate
  plus 0.5% (9.0% at December 31, 1999).....................     --     3,000
Non-revolving equipment line of credit with a bank for $1.25 million. Borrowings bear interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1999) and are payable in
  monthly installments through September 2001...............    500       319
                                                              -----    ------
  Total borrowings outstanding..............................    500     8,319
  Less: current portion.....................................   (167)     (894)
                                                              -----    ------
          Total long-term debt..............................  $ 333    $7,425
                                                              =====    ======

     All of the debt arrangements above are collateralized by substantially all of E.piphany's assets. E.piphany must comply with certain covenants under some of these arrangements including minimum deposits and liquidity ratios.

     The subordinated convertible debt facility lender had the option to convert a portion of the outstanding borrowings under the facility to 351,563 shares of E.piphany's Series C preferred stock at a price of $6.40 per share. The fair value of the warrant at the date of issuance was determined to be $391,000 and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.6%; expected life of 0.25 years; and expected volatility of 85%. This amount will be recognized as additional interest expense over the term of this arrangement with the lender. As of December 31, 1999, this warrant has been exercised.

                                E.PIPHANY, INC.

     Borrowings outstanding as of December 31, 1999 are payable as follows (in thousands):

2000................................  $  894
2001................................   2,759
2002................................   4,416
2003................................     250
                                      ------
                                      $8,319
                                      ======

 4. COMMITMENTS

     E.piphany leases certain equipment and its facilities under operating lease agreements. The leases expire at various dates through 2004. Future minimum lease payments under these leases as of December 31, 1999 are as follows (in thousands):

      YEAR ENDED DECEMBER 31,
      -----------------------
2000................................  $2,303
2001................................   2,331
2002................................   1,833
2003................................   1,458
2004................................     275
                                      ------
                                      $8,200
                                      ======

     Total rent expense for the years ended December 31, 1997, 1998 and 1999, was approximately $127,000, $610,000 and $1,220,000, respectively.

 5. PREFERRED STOCK

     Since inception, E.piphany has issued 11,560,000 shares of preferred stock. These shares were converted to shares of common stock upon the closing of the Company's initial public offering (IPO). All outstanding warrants to purchase preferred stock are now exercisable for common stock. Upon the closing of the IPO, E.piphany authorized 5,000,000 shares of undesignated preferred stock for future issuance.

 6. COMMON STOCK

     During January and February 1997, E.piphany issued 5,600,000 shares of common stock, under restricted stock purchase agreements, for $0.0005 per share in exchange for cash. Pursuant to the restricted stock purchase agreements, E.piphany has the right to repurchase the common stock at the original purchase price. The repurchase right expires over a 48-month period. In July 1998, E.piphany's chief executive officer purchased 1,600,000 shares of common stock under a restricted stock purchase agreement in exchange for a promissory note (see Note 8). Pursuant to the stock purchase agreement, E.piphany has the right to repurchase the common stock at the original purchase price. The repurchase right expires over a 48-month period. As of December 31, 1999, 1,189,583 shares of common stock were subject to repurchase under these founders agreements. All exercised but unvested stock options are also subject to repurchase by E.piphany at the original purchase price. As of December 31, 1999 2,115,282 shares of common stock were subject to repurchase under these stock options agreements.

     Effective upon the closing of the IPO, the number of authorized shares of common stock was increased to 100,000,000 shares.

                                E.PIPHANY, INC.

     As of December 31, 1999, E.piphany had reserved the following shares of authorized but unissued common stock:

Stock options outstanding under the 1997 stock option
  plan......................................................  2,945,942
Stock options outstanding under the 1999 stock option
  plan......................................................    203,797
Stock options to be granted under the 1999 stock plan.......  3,410,816
Stock reserved for issuance under the 1999 employee stock
  purchase plan.............................................  2,000,000
Warrants....................................................     31,250
                                                              ---------
          Total shares reserved.............................  8,591,805
                                                              =========

  Warrants

     In May 1997, E.piphany issued a warrant to purchase 22,124 shares of Series A preferred stock at $1.13 per share in connection with obtaining a line of credit. The fair value of the warrant at the date of issuance was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 6.4%; expected life of 4 years; and expected volatility of 85%. The value was determined to be immaterial. As of December 31, 1999, this warrant has been exercised.

     In January 1998, E.piphany issued a warrant to purchase shares of Series B preferred stock at $2.50 per share in connection with obtaining a line of credit with a bank. The number of shares is calculated based on $97,500 plus a percentage of borrowings under the revolving line of credit divided by the share price. The fair value of the warrant at the date of issuance was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.6%; expected life of 3 years; and expected volatility of 85%. The value was determined to be immaterial. As of December 31, 1999, this warrant has been exercised for 75,000 shares.

     In June 1999, E.piphany issued a warrant to purchase 31,250 shares of Series C preferred stock at $3.38 per share in connection with obtaining an equipment lease line. The warrant is exercisable immediately and expires in June 2009. The fair value of the warrant at the date of issuance was determined to be $141,000 and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.2%; expected life of 3 years; and expected volatility of 85%. This amount will be recognized as additional interest expense over the term of this arrangement with the lender.

     Upon the closing of the Company's IPO, all warrants to purchase preferred stock converted to warrants to purchase common stock.

  Stock-Based Compensation

     In connection with the grant of certain stock options to employees during the years ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $5.9 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. Approximately $0.7 million and $2.5 million was expensed during the years ended December 31, 1998 and 1999, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

     During the years ended December 31, 1997, 1998 and 1999, E.piphany recorded stock-based compensation of $1,000, $58,000, and $435,000, respectively, related to equity instruments issued to non-employees. Stock-based compensation related to stock options to purchase common stock which are issued to non-

                                E.PIPHANY, INC.

employees is determined based upon the fair value at the date of issuance in accordance with the provisions of SFAS No. 123.

  1999 Employee Stock Purchase Plan

     On June 30, 1999, the board of directors approved the adoption of E.piphany's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 2,000,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan. As of December 31, 1999, no shares had been purchased.

  Initial Public Offering

     On September 21, 1999, E.piphany completed an IPO of 4,772,500 shares of its common stock at a price of $16.00 per share and received net proceeds of approximately $69.9 million.

  Stock Split

     On June 30, 1999, E.piphany's board of directors approved a 1-for-2 reverse stock split of E.piphany's outstanding common and preferred shares which was effective upon E.piphany's IPO. All share and per share information included in these financial statements have been retroactively adjusted to reflect this reverse stock split.

  Stock Options

     In 1997, E.piphany adopted the 1997 Stock Plan (the "1997 Plan") under which incentive stock options and nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are immediately exercisable, but shares so purchased vest over periods determined by the board of directors, generally four years. Upon termination of employment, unvested shares may be repurchased by E.piphany for the original purchase price.

     On June 30, 1999, the board of directors approved the adoption of E.piphany's 1999 Stock Plan (the "1999 Plan"). A total of 3,500,000 shares of common stock have been reserved for issuance related to stock options under the 1999 Plan. As of December 31, 1999, 203,797 shares have been granted.

     E.piphany's board of directors determined that no further options would be granted under the 1997 Plan after the IPO. In addition to the 3,500,000 shares authorized for the 1999 Plan, the 1997 Plan options authorized but not granted as of the IPO date were made available for grant under the 1999 Plan. Accordingly as of December 31, 1999, an aggregate of 3,410,816 shares were available for future option grants under the 1999 Plan.

                                E.PIPHANY, INC.

     E.piphany accounts for its stock option plans pursuant to APB 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense for stock option plans been determined consistent with SFAS No. 123, net losses would have increased to the following pro forma amounts (in thousands, except per share amounts):

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                               1997        1998        1999
                                              -------    --------    --------
Net loss as reported........................  $(3,149)   $(10,330)   $(22,390)
Net loss pro forma..........................  $(3,163)   $(10,457)   $(24,956)
Net loss per share as reported..............  $ (2.90)   $  (4.50)   $  (2.19)
Net loss per share pro forma................  $ (2.91)   $  (4.55)   $  (2.44)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997, 1998, and 1999:

                                               1997         1998         1999
                                             ---------    ---------    ---------
Risk-free interest rate....................  5.8 - 6.9%   4.3 - 5.7%   4.5 - 6.2%
Expected life of the option................  4.5 years    4.5 years    4.5 years
Dividend yield.............................     0%           0%           0%
Volatility.................................     0%           85%          85%

     The following table summarizes the stock option plan activity under the stock option plans (in thousands, except per share amounts):

                                      YEAR ENDED            YEAR ENDED             YEAR ENDED
                                  DECEMBER 31, 1997      DECEMBER 31, 1998      DECEMBER 31, 1999
                                  ------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
                                  SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                  ------    --------    -------    --------    -------    --------
Outstanding at beginning of
  period........................      --     $0.00        1,210     $0.12        1,661     $ 0.57
Granted.........................   1,218     $0.12        2,560     $0.56        3,438     $13.21
Exercised.......................      (8)    $0.12       (1,540)    $0.31       (1,522)    $ 1.69
Canceled........................      --     $0.00         (569)    $0.25         (428)    $ 3.52
                                  ------                -------                -------
Outstanding at end of period....   1,210     $0.12        1,661     $0.57        3,150     $13.42
                                  ======                =======                =======
Vested and exercisable at end of
  period........................      60     $0.15          156     $0.13          231     $ 3.87
                                  ======                =======                =======
Weighted average fair value per
  share.........................  $ 0.08                $  0.28                $ 13.42
                                  ======                =======                =======

                                E.PIPHANY, INC.

                                                                 OPTIONS VESTED
                                  OPTIONS OUTSTANDING           AND EXERCISABLE
                            -------------------------------    ------------------
                                      WEIGHTED     WEIGHTED              WEIGHTED
                                       AVERAGE     AVERAGE               AVERAGE
    DECEMBER 31, 1999                 REMAINING    EXERCISE              EXERCISE
 RANGE OF EXERCISE PRICES   NUMBER      YEARS       PRICE      NUMBER     PRICE
 ------------------------   ------    ---------    --------    ------    --------
$  0.12 - $  0.30.........    122       7.91       $  0.18       12       $ 0.16
$  0.40 - $  0.60.........    281       8.46       $  0.51       39       $ 0.55
$  1.00 - $  2.00.........    258       8.82       $  1.12       53       $ 1.09
$  2.70 - $  4.00.........    523       9.22       $  3.10       12       $ 4.00
$  6.00 - $  6.40.........    655       9.45       $  6.11      100       $ 6.00
$ 11.00 - $ 11.00.........  1,107       9.64       $ 11.00       15       $11.00
$ 62.00 - $ 88.56.........    121       9.80       $ 73.44        0       $ 0.00
$120.00 - $178.00.........     43       9.92       $165.69        0       $ 0.00
$183.88 - $211.38.........     40       9.96       $200.39        0       $ 0.00
                            -----       ----       -------      ---       ------
$  0.12 - $211.38.........  3,150       9.31       $ 13.42      231       $ 3.87
                            =====       ====       =======      ===       ======

     During the years ended December 31, 1997 and 1998, E.piphany issued 11,250 and 60,000 shares, respectively, under the 1997 Plan for services rendered. The fair value of these shares is reflected in operating expenses in the respective years.

 7. INCOME TAXES

     E.piphany accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." A valuation allowance has been recorded for the total deferred tax assets of E.piphany as a result of uncertainties regarding the realization of the assets based on the limited operating history of E.piphany, the lack of profitability to date, and the uncertainty of future profitability. The components of net deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1999
                                                          -------    --------
Net operating loss carryforwards........................  $ 4,889    $ 10,511
Accruals and reserves...................................       --       1,455
Plant and equipment.....................................       --         150
Startup and organization costs..........................       --         166
Research and development credits........................      333         503
                                                          -------    --------
Total deferred tax assets...............................    5,222      12,785
Valuation allowance.....................................   (5,222)    (12,785)
                                                          -------    --------
Net deferred tax assets.................................  $    --    $     --
                                                          =======    ========

     As of December 31, 1999, E.piphany had net operating loss carryforwards of approximately $27.5 million and $19.7 million for federal and state tax purposes, respectively. The federal net operating loss and other credit carryforwards expire on various dates beginning on 2012 through 2019. The state net operating loss carryforwards will expire in 2004.

     Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

                                E.PIPHANY, INC.

     The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income rate of 34% to income (loss) before taxes as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                    1997      1998      1999
                                                    -----    ------    ------
Federal statutory rate............................  (34.0)%   (34.0)%   (34.0)%
State taxes, net of federal benefit...............     --        --        --
Amortization of stock compensation................     --     (2.92)%   (4.45)%
Net operating loss not benefitted.................  (34.0)%  (31.08)%  (29.55)%
                                                    -----    ------    ------
                                                        0%        0%        0%
                                                    =====    ======    ======

 8. RELATED PARTY TRANSACTIONS

     In 1998, E.piphany loaned its chief executive officer $175,000 for relocation expenses. In accordance with the loan agreement, the entire amount of the loan was forgiven on March 31, 1999. The loan was charged to compensation expense and is included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 1998. The chief executive officer was also offered a loan of $250,000 per year for two years, drawable monthly. This loan bears interest at 5.6% per annum compounded monthly and is repayable by the officer's first stock sales. As of December 31, 1999, $368,000 was outstanding on this loan. As the repayment of this amount was contingent on future stock sales, this amount has been expensed as paid. Advances under the loan were charged to compensation expense in the period in which the amounts were loaned to the officer, and thus, $104,000 and $250,000 are included in general and administrative expense in the accompanying statements of operations for the years ended December 31, 1998 and 1999, respectively. This chief executive officer was also given a loan to purchase 1,600,000 shares of common stock at $0.40 per share. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum.

 9. 401(K) PLAN

     In January 1999, the Company adopted a 401(k) plan (the "401(k)"). Participation in the 401(k) is available to all employees. Employees are eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant may elect to contribute an amount up to 15% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

10. ACQUISITIONS (UNAUDITED)

     The RightPoint Acquisition

     On January 4, 2000, E.piphany acquired RightPoint Software, Inc. in a merger transaction. Under the terms of the Merger Agreement, stockholders of RightPoint will exchange approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they own at the time the merger is consummated. In addition, options and warrants to acquire RightPoint common stock will be converted as a result of the merger into equivalent options and warrants for E.piphany common stock, based upon the exchange ratio. E.piphany expects to incur costs directly related to completing the Merger of approximately $7.8 million. E.piphany anticipates that the total purchase price will be approximately $472.0 million, of which approximately $22.0 million will be allocated to in-process research and development and expensed upon closing of the acquisition as it has not reached technological feasibility and, in management's opinion, has no alternative future use. The remaining purchase price consists principally of acquired intangibles and goodwill which will be amortized over a period of 3 years.

                                E.PIPHANY, INC.

  The Octane Acquisition

     On March 15, 2000, E.piphany entered into a definitive agreement to acquire Octane Software, Inc. Octane Software is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. Octane Software enables companies to provide real-time, interactive customer care to engage, acquire and retain customers in the new Internet economy. Under the terms of the agreement, we will issue approximately 12.8 million shares of its common stock to the stockholders of Octane Software. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of E.piphany's and Octane Software's stockholders.

     E.piphany will account for the acquisition under the purchase method of accounting and E.piphany expects to allocate a portion of the purchase price to intangible assets which will be amortized ratably over their estimated useful lives. In addition, E.piphany expects to incur a write-off related to in-process research and development upon closing of the transaction.

11. SECONDARY OFFERING (UNAUDITED)

     In January 2000, E.piphany completed a public offering (the "Offering") of 3,700,000 shares of common stock. E.piphany sold 1,993,864 shares of common stock and the selling stockholders sold 1,706,136 shares of common stock. In addition, the underwriters exercised their option to purchase 418,500 shares, of which 104,342 were from E.piphany and 314,158 were from selling stockholders, to cover over-allotments of shares. The net proceeds from the Offering totalled $356 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In July 1998, KPMG Peat Marwick LLP resigned as E.piphany's independent public accountants, as KPMG Peat Marwick LLP became an integrator of E.piphany's products and purchased E.piphany's preferred stock. The former independent accountants' report on E.piphany's financial statements for the year ended December 31, 1997 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles. The former independent public accountants' report does not cover any of E.piphany's financial statements in this Form 10-K. KPMG Peat Marwick LLP did not issue an audit opinion on E.piphany's financial statements for any other period. There were no disagreements with the former public accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to E.piphany's financial statements up through the time of dismissal that, if not resolved to the former accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. In September 1998, E.piphany retained Arthur Andersen LLP as its independent public accountants. The decision to retain Arthur Andersen LLP was approved by resolution of the board of directors. Prior to retaining Arthur Andersen LLP, E.piphany had not consulted with Arthur Andersen LLP regarding accounting principles.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information under the heading "Proposal No.
1 -- Election of Directors" in E.piphany's Proxy Statement.

     The information concerning the Company's executive officers required by this Item is incorporated by reference to the information under the heading "Other Information -- Executive Officers" in E.piphany's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to information under the heading "Executive Compensation," "Option Grants in Last Fiscal Year," and "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" in E.piphany's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in E.piphany's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in E.piphany's Proxy Statement.

                                    PART IV

     (a)

     1. Financial Statements. See Item 8 above.

     2. Financial Statement Schedules. See Item 14(d) below.

     3. Exhibits.

        NUMBER                            EXHIBIT TITLE
        ------                            -------------
         2.1+      Agreement and Plan of Reorganization by and among the
                   Registrant, Yosemite Acquisition Corporation and RightPoint
                   Software, Inc.
         2.2++     Agreement and Plan of Merger and Reorganization dated March
                   14, 2000 by and among the Registrant, Octane Software, Inc.
                   and Orchid Acquisition Corporation.
         2.3++     Form of Octane Software, Inc. shareholder Voting Agreement relating to the proposed acquisition of Octane Software,
                   Inc.
         2.4++     Form of Registrant's stockholder Voting Agreement relating to the proposed acquisition of Octane Software, Inc.
         3.1*      Restated Certificate of Incorporation of the Registrant.
         3.2*      Restated Bylaws of the Registrant.
        10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
        10.2*      1999 Stock Plan and form of agreements thereunder.
        10.3*      1999 Employee Stock Purchase Plan and form of agreements
                   thereunder.
        10.4*      1997 Stock Plan and form of agreements thereunder.
        10.5*      Fourth Amended and Restated Investors' Rights Agreement
                   dated June 16, 1999.
        10.6*      Loan and Security Agreement entered into as of January 9,
                   1998 with Silicon Valley Bank.
        10.7*      Loan Modification Agreement between the Registrant and
                   Silicon Valley Bank dated December 1, 1998.
        10.8*      Master Lease Agreement dated June 2, 1999 by and between
                   Comdisco, Inc. and the Registrant.
        10.9*      Subordinated Loan and Security Agreement dated as of June 2,
                   1999 by and between the Registrant and Comdisco, Inc.
        10.10*     Sublease Portion of Third Floor of 1900 Norfolk Street, San
                   Mateo, California dated April 23, 1999 by and between
                   Inktomi Corporation and the Registrant.
        10.11*     Form of Amended and Restated Common Stock Purchase Agreement
                   dated March 18, 1997 between the Registrant and four
                   stockholders.
        10.12*     Restricted Stock Purchase Agreement, Promissory Note, Stock
                   Pledge Agreement and Joint Escrow Instructions dated July 1,
                   1998 between Roger S. Siboni and the Registrant.
        10.13*     Promissory Note dated August 15, 1998 between Roger S.
                   Siboni and the Registrant.
        10.14**    RightPoint Software, Inc. (formerly Datamind Corporation)
                   1996 Stock Option Plan.
        16.1*      Letter from KPMG LLP.
        23.1       Consent of Arthur Andersen LLP, Independent Public
                   Accountants.
        24.1       Power of Attorney (see page 60).
        27.1       Financial Data Schedule.

---------------
  * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

 ** Incorporated by reference to the Registrant's Registration Statement on Form
    S-1 (Registration No. 333-94033) declared effective by the Securities and Exchange Commission on January 20, 2000.

  + Incorporated by reference to Registrant's Registration Statement on Form S-4
    (File No. 333-92013), declared effective on December 3, 1999.

++ Incorporated by reference to Registrant's Current Report on Form 8-K dated
   March 14, 2000 filed with the Commission on March 28, 2000.

     (b) Reports on Form 8-K. None.

     (c) Exhibits. See Item 14(a)(3) above.

     (d) Financial Statement Schedules.

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 30th day of March, 2000.

                                          E.PIPHANY, INC.

                                          By:      /s/ ROGER S. SIBONI
                                            ------------------------------------
                                                      Roger S. Siboni
                                               President and Chief Executive
                                                           Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger S. Siboni and Kevin J. Yeaman, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----
           /s/ ROGER S. SIBONI                     President, Chief Executive          March 30, 2000
------------------------------------------            Officer and Director
             Roger S. Siboni                      (Principal Executive Officer)

           /s/ KEVIN J. YEAMAN                       Chief Financial Officer           March 30, 2000
------------------------------------------     (Principal Financial and Accounting
             Kevin J. Yeaman                                Officer)

            /s/ PAUL M. HAZEN                               Director                   March 30, 2000
------------------------------------------
              Paul M. Hazen

            /s/ ROBERT L. JOSS                              Director                   March 30, 2000
------------------------------------------
              Robert L. Joss

              /s/ SAM H. LEE                                Director                   March 30, 2000
------------------------------------------
                Sam H. Lee

                                                            Director                   March 30, 2000
------------------------------------------
           Douglas J. Mackenzie

                                 EXHIBIT INDEX

        NUMBER                            EXHIBIT TITLE
        ------                            -------------
         2.1+      Agreement and Plan of Reorganization by and among the
                   Registrant, Yosemite Acquisition Corporation and RightPoint
                   Software, Inc.
         2.2++     Agreement and Plan of Merger and Reorganization dated March
                   14, 2000 by and among the Registrant, Octane Software, Inc.
                   and Orchid Acquisition Corporation.
         2.3++     Form of Octane Software, Inc. shareholder Voting Agreement relating to the proposed acquisition of Octane Software,
                   Inc.
         2.4++     Form of Registrant's stockholder Voting Agreement relating to the proposed acquisition of Octane Software, Inc.
         3.1*      Restated Certificate of Incorporation of the Registrant.
         3.2*      Restated Bylaws of the Registrant.
        10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
        10.2*      1999 Stock Plan and form of agreements thereunder.
        10.3*      1999 Employee Stock Purchase Plan and form of agreements
                   thereunder.
        10.4*      1997 Stock Plan and form of agreements thereunder.
        10.5*      Fourth Amended and Restated Investors' Rights Agreement
                   dated June 16, 1999.
        10.6*      Loan and Security Agreement entered into as of January 9,
                   1998 with Silicon Valley Bank.
        10.7*      Loan Modification Agreement between the Registrant and
                   Silicon Valley Bank dated December 1, 1998.
        10.8*      Master Lease Agreement dated June 2, 1999 by and between
                   Comdisco, Inc. and the Registrant.
        10.9*      Subordinated Loan and Security Agreement dated as of June 2,
                   1999 by and between the Registrant and Comdisco, Inc.
        10.10*     Sublease Portion of Third Floor of 1900 Norfolk Street, San
                   Mateo, California dated April 23, 1999 by and between
                   Inktomi Corporation and the Registrant.
        10.11*     Form of Amended and Restated Common Stock Purchase Agreement
                   dated March 18, 1997 between the Registrant and four
                   stockholders.
        10.12*     Restricted Stock Purchase Agreement, Promissory Note, Stock
                   Pledge Agreement and Joint Escrow Instructions dated July 1,
                   1998 between Roger S. Siboni and the Registrant.
        10.13*     Promissory Note dated August 15, 1998 between Roger S.
                   Siboni and the Registrant.
        10.14**    RightPoint Software, Inc. (formerly Datamind Corporation)
                   1996 Stock Option Plan.
        16.1*      Letter from KPMG LLP.
        23.1       Consent of Arthur Andersen LLP, Independent Public
                   Accountants.
        24.1       Power of Attorney (see page 60).
        27.1       Financial Data Schedule.

---------------
  * Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

 ** Incorporated by reference to the Registrant's Registration Statement on Form
    S-1 (Registration No. 333-94033) declared effective by the Securities and Exchange Commission on January 20, 2000.

 + Incorporated by reference to Registrant's Registration Statement on Form S-4
   (File No. 333-92013), declared effective on December 3, 1999.

++ Incorporated by reference to Registrant's Current Report on Form 8-K dated
   March 14, 2000 filed with the Commission on March 28, 2000.