Form 10-Q
period 2000-03-31
E PIPHANY INC
filed 2000-05-08
CIK 1089613

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number 0-26881


                                 E.PIPHANY, INC.
                                 ---------------
               (Exact Name as Registrant specified in its charter)


            DELAWARE                                   77-0443392
            --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                      1900 SOUTH NORFOLK STREET, SUITE 310
                           SAN MATEO, CALIFORNIA 94403
                           ---------------------------
                    (Address of principal executive offices)

                                 (650) 356-3800
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


      The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of March 31, 2000, was 32,357,766.

                                 E.PIPHANY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of March 31, 2000 and December 31, 1999

               Condensed Consolidated Statements of Operations -              4
                  Three months ended March 31, 2000 and 1999


               Condensed Consolidated Statements of Cash Flows -              5
                  Three months ended March 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    33


--------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                     35

Item 4.        Submission of Matters to a Vote of Securities Holders         35

Item 6.        Exhibits and reports on Form 8-K                              36

--------------------------------------------------------------------------------
SIGNATURES                                                                   38

--------------------------------------------------------------------------------

                                 E.PIPHANY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                      DECEMBER 31,   MARCH 31,
                                                                         1999          2000
                                                                      ------------  -----------
                                                                                    (UNAUDITED)
        ASSETS
        Current assets:
          Cash and cash equivalents .............................      $ 58,084       $ 401,268
          Short-term investments ................................        22,926          23,452
          Accounts receivable, net ..............................         5,502           9,317
          Prepaid expenses and other assets .....................         2,959           3,438
                                                                       --------       ---------
             Total current assets ...............................        89,471         437,475
        Property and equipment, net .............................         3,932           6,696
        Goodwill and purchased intangibles ......................            --         439,375
        Other assets ............................................          .183             320
                                                                       --------       ---------
             Total assets .......................................      $ 93,586       $ 883,866
                                                                       ========       =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Current portion of capital lease obligations ..........      $    237       $     458
          Current portion of notes payable ......................           894              --
          Trade accounts payable ................................           650             948
          Accrued merger costs ..................................            --           7,795
          Accrued compensation ..................................         3,504           5,102
          Accrued other .........................................         2,192           6,411
          Deferred revenue ......................................         3,643           3,617
                                                                       --------       ---------
             Total current liabilities ..........................        11,120          24,331
        Capital lease obligations, net of current portion .......           399
                                                                                            790
        Notes payable, net of current portion ...................         7,425              --
                                                                       --------       ---------
             Total liabilities ..................................        18,944          25,121
                                                                       --------       ---------
       Stockholders' equity:
          Common stock ..........................................             5               5
          Additional paid-in capital ............................       113,636         965,197
          Warrants to purchase preferred stock ..................           143             143
          Note receivable .......................................          (640)         (1,640)
          Accumulated and other comprehensive income ............           (31)              4
          Deferred compensation .................................        (2,602)         (2,125)
          Accumulated deficit ...................................       (35,869)       (102,839)
                                                                       --------       ---------
             Total stockholders' equity .........................        74,642         858,745
                                                                       --------       ---------
             Total liabilities and stockholders' equity .........      $ 93,586       $ 883,866
                                                                       ========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                            1999           2000
                                                                                          --------       --------
      Revenues:
        Product license ............................................................      $  1,136       $  8,268
        Services ...................................................................           758          6,147
                                                                                          --------       --------
           Total revenues ..........................................................         1,894         14,415
                                                                                          --------       --------
      Cost of revenues:
        Product license ............................................................             5            109
        Services ...................................................................           827          6,020
                                                                                          --------       --------
           Total cost of revenues ..................................................           832          6,129
                                                                                          --------       --------
           Gross profit ............................................................         1,062          8,286
                                                                                          --------       --------
      Operating expenses:
        Research and development ...................................................         1,294          3,758
        Sales and marketing ........................................................         2,763         11,212
        General and administrative .................................................           456          2,257
        In-process research and development charge .................................            --         22,000
        Amortization of goodwill and purchased intangibles .........................            --         39,943
        Stock-based compensation ...................................................           603            477
                                                                                          --------       --------
           Total operating expenses ................................................         5,116         79,647
                                                                                          --------       --------
           Loss from operations ....................................................        (4,054)       (71,361)
      Other income (expense), net ..................................................            95          4,393
                                                                                          --------       --------
           Net loss ................................................................      $ (3,959)      $(66,968)
                                                                                          ========       ========
      Basic and diluted net loss per share .........................................      $  (0.84)      $  (2.35)
                                                                                          ========       ========
      Shares used in computing basic and diluted net loss per share ................         4,733         28,452
                                                                                          ========       ========
      Pro forma basic and diluted net loss per share ...............................      $  (0.26)      $  (2.35)
                                                                                          ========       ========
      Shares used in computing pro forma basic and diluted net loss per share ......        15,355         28,452
                                                                                          ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                           1999           2000
                                                                        ---------       ---------
                                                                               (UNAUDITED)
Cash flows from operating activities:
  Net loss .......................................................      $  (3,959)      $ (66,968)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization ...............................            128             467
     Allowance for doubtful accounts .............................             --             250
     Noncash compensation expense ................................            602             477
     In-process research and development charge ..................             --          22,000
     Amortization of goodwill and purchased intangibles ..........             --          39,943
     Changes in operating assets and liabilities, net of
      effect of RightPoint acquisition:
       Accounts receivable .......................................            (49)         (2,652)
       Prepaid expenses and other assets .........................             67            (416)
       Trade accounts payable ....................................            (68)         (5,002)
       Accrued liabilities .......................................            (10)          8,373
       Deferred revenue ..........................................            134            (680)
                                                                        ---------       ---------
          Net cash used in operating activities ..................         (3,155)         (4,208)
                                                                        ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment ............................           (476)         (2,414)
  Cash acquired in RightPoint acquisition ........................             --           1,613
  Purchases and sales of investments, net ........................             --            (491)
                                                                        ---------       ---------
          Net cash used in investing activities ..................           (476)         (1,292)
                                                                        ---------       ---------
Cash flows from financing activities:
  Borrowings .....................................................          3,000              --
  Repayments on line of credit ...................................            (31)         (8,319)
  Principal payments on capital lease obligations ................             (5)            (68)
  Proceeds from secondary offering, net ..........................             --         356,361
  Repurchase of common stock .....................................             --              (5)
  Repayments on notes receivable .................................             --             185
  Repayments of short-swing profits ..............................             --             193
  Proceeds from sale of common stock .............................             69             337
                                                                        ---------       ---------
          Net cash provided by financing activities ..............          3,033         348,684
                                                                        ---------       ---------
Net increase (decrease) in cash and cash equivalents .............           (598)        343,184
Cash and cash equivalents at beginning of period .................         13,595          58,084
                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................      $  12,997       $ 401,268
                                                                        =========       =========
Non-cash transactions:
  Equipment acquired under capital lease .........................      $      99       $      --
                                                                        =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 2000. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

   The functional currency of the Company's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity, which through March 31, 2000 have not been material. Foreign currency transaction gains and losses are included in other income (expense) and as of March 31, 2000 these transactions have not been material.

3. COMPREHENSIVE INCOME (LOSS)

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with shareholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months ended March 31, 1999, and the three months ended March 31, 2000, E.piphany's comprehensive income (loss) did not differ materially from reported net loss.

4. COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

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

   The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share amounts):


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      -----------------------
                                                                                        1999           2000
                                                                                      --------       --------
               Net loss ........................................................      $ (3,959)      $(66,968)
                                                                                      ========       ========
                 Basic and diluted:
                 Weighted average shares of common stock outstanding ...........         8,987         31,729
               Less: Weighted average shares subject to repurchase .............        (4,254)        (3,277)
                                                                                      --------       --------
               Weighted average shares used in computing basic and diluted
                 net loss per common share .....................................         4,733         28,452
                 Basic and diluted net loss per common share ...................      $  (0.84)      $  (2.35)
                                                                                      ========       ========
                 Net loss ......................................................      $ (3,959)      $(66,968)
                                                                                      ========       ========
                 Shares used above .............................................         4,733         28,452
                                                                                      ========       ========
                 Pro forma adjustment to reflect weighted effect of assumed
                    conversion of convertible preferred stock ..................        10,622             --
                                                                                      --------       --------
                 Shares used in computing pro forma basic and diluted net
                    loss per common share ......................................        15,355         28,452
                                                                                      ========       ========
                 Pro forma basic and diluted net loss per common share .........      $  (0.26)      $  (2.35)
                                                                                      ========       ========


   E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were approximately 17,471,000 and 7,389,000 for the three months ended March 31, 1999 and March 31, 2000, respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

6. ACQUISITIONS

   THE RIGHTPOINT ACQUISITION

   On January 4, 2000, E.piphany acquired RightPoint Software, Inc. in a merger transaction. Under the terms of the Merger Agreement, stockholders of RightPoint exchanged approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they owned at the time the merger was consummated. In addition, options and warrants to acquire RightPoint common stock were converted as a result of the merger into equivalent options and warrants for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it has not reached technological feasibility and, in management's opinion, had no alternative future use. The purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $479.3 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $39.9 million at March 31, 2000.

   The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of the other purchased intangible assets may be impaired.

   In connection with the acquisition, net assets acquired were as follows (in thousands):


              Cash, receivables and other current assets........................   $   3,076
              Property, plant and equipment and other noncurrent assets.........         817
              Note receivable from stockholder..................................       1,185
              Purchased intangibles, including in-process technology............     501,318
              Current liabilities assumed.......................................      (9,633)
                                                                                   ---------
                        Net assets acquired.....................................   $ 496,763
                                                                                   =========

   The following table presents the unaudited pro forma results assuming that E.piphany had merged with RightPoint at the beginning of fiscal year 1999. Net income has been adjusted to exclude the write-off of acquired in-process research and development of approximately $22.0 million and includes amortization of purchase intangibles of approximately $39.9 million for both of the three months ended March 31, 1999 and 2000. This information may not necessarily be indicative of the future combined results of operations of the Company.


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       -------------------
                                                                         1999       2000
                                                                       --------   --------
                Revenues...........................................    $  3,207   $ 14,415
                Net loss...........................................    $(66,521)  $(66,968)
                Basic net loss per share...........................    $ (13.69)  $  (2.35)

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

   E.piphany will account for the acquisition under the purchase method of accounting and E.piphany expects to allocate a portion of the purchase price to intangible assets which will be amortized ratably over their useful lives. In addition, E.piphany expects to incur a write-off related to in-process research and development upon closing of the transaction.

The iLeverage Acquisition

   On March 27, 2000, E.piphany entered into a definitive agreement to acquire privately held iLeverage Corporation, a start-up company that is developing marketing solutions for digital marketplaces, for 181,649 shares of E.piphany common stock. The acquisition will be accounted for as a purchase and is subject to customary closing conditions, including the approval of iLeverage stockholders.

The eClass Direct Acquisition

   On April 14, 2000, E.piphany entered into a definitive agreement to acquire privately held eClass Direct, an application service provider of permission-based e-mail marketing services, for approximately 750,000 shares of E.piphany common stock. The acquisition will be accounted for as a purchase and is subject to customary closing conditions, including the approval of eClass Direct stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of the Company's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings.

OVERVIEW

   The E.piphany E.4 System is an integrated set of software solutions that provide capabilities for analysis of customer data and managing distributed database marketing. Companies can implement the E.piphany E.4 System to collect and analyze data from their existing software systems, and from third party data providers, to profile their customers' characteristics and preferences. Business users within these companies can then act on this information by using the E.piphany E.4 System to design and execute marketing campaigns as well as personalize products, services and related interactions.

   E.piphany was founded in November 1996. From E.piphany's founding through the end of 1997, E.piphany primarily engaged in research activities, developing products and building business infrastructure. E.piphany began shipping its first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. During 1998, E.piphany introduced several other software products, and in June 1999, E.piphany began shipping its E.piphany E.4 System software solutions. Although E.piphany's revenues consistently increased from quarter to quarter during 1998 and 1999, E.piphany incurred significant costs to develop its technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand its general and administrative infrastructure. E.piphany's total headcount has increased from 69 employees at December 31, 1998 to 333 employees at March 31, 2000 not including employees to be obtained through pending acquisitions.

ACQUISITIONS

THE OCTANE ACQUISITION

   On March 14, 2000, E.piphany entered into a definitive agreement to acquire Octane Software, Inc. E.piphany expects to complete the acquisition during the quarter ending June 30, 2000. Octane is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the agreement, E.piphany will issue up to approximately 12.8 million shares of its common stock in return for all outstanding shares of Octane capital stock and options, warrants and other rights to purchase Octane capital stock. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of E.piphany's stockholders and Octane's shareholders.

   Octane began offering its Internet relationship management applications in the second quarter of 1999, and began generating revenue from its Internet relationship management applications in its fiscal quarter ended December 31, 1999. Octane has also experienced significant increases in headcount during 1999 and the first quarter of 2000. As of March 31, 2000, Octane had 263 employees. Octane has incurred substantial costs to develop its products, and to recruit and train personnel for its engineering, sales and marketing services organizations.

    E.piphany expects that the combination of the companies will result in significant increases in all expense categories. As of March 31, 2000, Octane had 60 employees engaged in the delivery of services, 85 employees engaged in research and development, 84 employees engaged in sales and marketing and 34 employees engaged in general and administrative activities. E.piphany expects that operating expenses will increase in absolute dollars and may increase as a percentage of revenue as a result of the acquisition.

   E.piphany expects that it will continue to add employees across all departments to invest in the development of technology, to continue to build a direct sales force and professional services organization and to expand E.piphany's general and administrative infrastructure following the acquisition. This expansion places significant demands on E.piphany's management and operational resources. To manage rapid growth and increased demand, E.piphany must continue to invest in and implement additional operational systems, procedures and controls.

   E.piphany will account for the acquisition under the purchase method of accounting and expects to incur a write-off related to in-process research and development of approximately $25 million in the quarter ending June 30, 2000 upon closing of the transaction, as the in-process technology acquired has not reached technological feasibility and, in the opinion of management, has no alternative future use. In addition to the in-process research and development charge E.piphany will incur, E.piphany expects to allocate a portion of the purchase price to intangible assets of approximately $2.7 billion which will be amortized ratably over their estimated useful life of three years.

THE ILEVERAGE ACQUISITION

   On May 1, 2000, E.piphany completed its acquisition of privately held iLeverage Corporation, a start-up company that is developing marketing solutions for digital marketplaces, for 181,649 shares of E.piphany common stock. The acquisition is being accounted for as a purchase.

THE ECLASS DIRECT ACQUISITION

   On April 14, 2000, E.piphany entered into a definitive agreement to acquire privately held eClass Direct, an application service provider of permission-based e-mail marketing services, for approximately 750,000 shares of E.piphany common stock. The acquisition will be accounted for as a purchase and is subject to customary closing conditions, including the approval of eClass Direct stockholders.

THE RIGHTPOINT ACQUISITION

   E.piphany acquired RightPoint Software, Inc. on January 4, 2000 in a merger transaction. RightPoint develops and markets real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for approximately 3.1 million shares of E.piphany's common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 530,000 shares of E.piphany's common stock.

   RightPoint began offering its current real-time marketing applications in April 1998. RightPoint began generating revenue from its real-time marketing applications in its fiscal year ended June 30, 1998. RightPoint's revenues grew from $806,000 in its fiscal 1998 to $3.5 million in its fiscal 1999. RightPoint also experienced significant increases in headcount during this period. RightPoint grew from 34 employees on June 30, 1998 to 79 employees as of December 31, 1999. RightPoint incurred substantial costs to develop its products, and to recruit and train personnel for its engineering, sales and marketing services organizations.

   E.piphany accounted for the acquisition under the purchase method of accounting and incurred a write-off related to in-process research and development of $22 million which was reflected in the results of operations for the quarter ended March 31, 2000, as the in-process technology acquired had not reached technological feasibility and, in the opinion of management, has no alternative future use. In addition to the in-process research and development charge E.piphany incurred, E.piphany recorded intangible assets of approximately $479 million which are being amortized ratably over an estimated useful life of three years. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

   E.piphany generates revenues principally from licensing its software products directly to customers and providing related professional services including implementation, consulting, support and training. Through March 31, 2000, substantially all of E.piphany's revenues have been derived from sales within the United States through E.piphany's direct sales force. E.piphany's license agreements generally provide that customers pay a software license fee for one or more software solutions for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.4 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from E.piphany. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

   Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their needs. Customers have generally purchased these services directly from E.piphany through E.piphany's internal professional services organization on either a fixed fee or a time and expense basis. E.piphany has historically supplemented the capacity of its internal professional services organization by subcontracting some of these services to consulting organizations, especially to those organizations with which E.piphany has relationships such as KPMG, Cambridge Technology Partners and Ernst & Young. However, E.piphany intends to increasingly encourage customers to purchase services directly from these consulting organizations. E.piphany believes that this would increase the number of consultants which can provide consulting and implementation services related to E.piphany's software products and that it would increase E.piphany's overall gross margins by increasing E.piphany's percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. E.piphany also believes that it will encourage these consulting organizations to generate sales leads within their customer base.

   Customers also generally purchase maintenance contracts which provide software upgrades and technical support over a stated term, generally twelve months. Revenue on software upgrades and technical support is recognized ratably over the term of the maintenance contract.

   E.piphany recognizes product license revenues in accordance with the provisions of American Institute of Certified Public Accounts (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." Pursuant to the requirements of SOP 97-2, E.piphany recognizes product license revenues when all of the following conditions are met:

    -   E.piphany has signed a noncancellable agreement with the customer,

    -   E.piphany has delivered the software product to the customer,

    - the amount of fees to be paid by the customer is fixed or determinable, and

    -   E.piphany believes that collection of these fees is probable.

    To date, when E.piphany manages the implementation process for its customers, the implementation services have been considered essential to the functionality of the software products. Accordingly, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Prior to 1999, E.piphany recognized substantially all of its revenues using the completed contract method as estimates of costs and efforts necessary to complete the implementation were generally not reliable given E.piphany's lack of history with implementing its products. In 2000 and future periods, E.piphany expects to recognize most of its revenues using the percentage of completion method, and therefore both product license and services revenues are recognized as work progresses. While E.piphany's software solutions can generally be implemented in less than 16 weeks, implementation can take longer depending on the solution which has been licensed, the number of software solutions licensed, the complexity of the customer's information technology environment and the resources directed by customers to the implementation projects. To date, E.piphany has managed the implementation of E.piphany's solutions for the substantial majority of its customers. When E.piphany subcontracts services to consulting organizations, E.piphany is responsible for managing the implementation. To the extent that customers contract directly with consulting organizations to provide implementation services, E.piphany does not manage the implementation, and license revenues are recognized when the relevant conditions of SOP 97-2 are met. Some of E.piphany's contracts provide for the delivery of unspecified future products over a period of time. Accordingly, payments received from E.piphany's customers upon the signing of these agreements are deferred and the revenues are recognized ratably over the contract period. Revenue allocated to training and other services is recognized as the services are performed.

COST OF REVENUES AND OPERATING EXPENSES

   E.piphany's cost of license revenues primarily consists of license fees due to third parties for integrated technology. E.piphany's cost of services revenues include salaries and related expenses for E.piphany's implementation, consulting support and training organizations, costs of subcontracting to consulting organizations to provide consulting services to customers and an allocation of facilities, communications and depreciation expenses. E.piphany's operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. E.piphany classifies all charges to these operating expense categories based on the nature of the expenditures. E.piphany allocates the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

   Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Since license revenues from E.piphany's software solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed products are recognized.

RESULTS OF OPERATIONS

REVENUES

   Total revenues increased to $14.4 million for the three months ended March 31, 2000, from $1.9 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, there were no customers that made up more than 10% of revenue. For the three months ended March 31, 1999, KPMG, FileNET, Pivotal, and Hilton accounted for 22%, 13%, 10%, and 10% of total revenues, respectively.

   Product license revenues increased to $8.3 million, or 57% of total revenue, for the three months ended March 31, 2000 from $1.1 million, or 60% of total revenue, for the three months ended March 31, 1999. The increase in dollar amount of product license revenues was due to both an increase in the number of licenses sold and the average size of the licenses, and resulted primarily from the growth of E.piphany's direct sales force and the introduction and shipment of new products.

   Services revenues increased to $6.1 million, or 43% of total revenues, for the three months ended March 31, 2000 from $0.8 million, or 40% of revenues, for the three months ended March 31, 1999. The increase in dollar amount of service revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to E.piphany's new customers.

    Services revenues as a percentage of total revenues has varied significantly from quarter to quarter due to E.piphany's relatively early stage of development. The relative amount of services revenues as compared to license revenues has varied based on the volume of license fees for software solutions compared to the volume of license fees for additional users, which generally do not require services. In addition, the amount of services E.piphany provides for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customers' information technology environment, the resources directed by customers to their implementation projects, the number of users licensed and the extent to which consulting organizations provide services directly to customers. Services revenues have substantially lower margins relative to product license revenues. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, E.piphany's overall gross margins will decline.

   This is especially true when E.piphany is required to subcontract with consulting organizations to supplement its internal professional services organization. It generally costs E.piphany more to subcontract with consulting organizations to provide these services than to provide these services itself. To offset the effect that providing services itself or through subcontractors has on E.piphany's gross margins, E.piphany intends to further encourage customers to contract directly with consulting organizations for implementation and consulting services. Encouraging direct contracts between E.piphany's customers and consulting organizations may also increase the overall amount of services available to customers and generate sales leads. E.piphany does not receive any services revenues when customers contract directly with consulting organizations for implementation and consulting services.

COST OF REVENUES

   Total cost of revenues increased to $6.1 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $6.0 million, or 98% of services revenues, for the three months ended March 31, 2000 from $0.8 million, or 109% of services revenues, for the three months ended March 31, 1999. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has almost exceeded service revenues during the three months ended March 31, 2000, and during the three months ended March 31, 1999 exceeded services revenues, due to the rapid growth of E.piphany's services organization from 14 employees at March 31, 1999 to 93 employees at March 31, 2000 and E.piphany's investment in experienced management in anticipation of future revenue growth.

OPERATING EXPENSES

Research and Development

   Research and development expenses consist primarily of personnel and related costs associated with E.piphany's product development efforts. Research and development expenses increased to $3.8 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from 22 employees as of March 31, 1999 to 86 employees as of March 31, 2000. Research and development expenses as a percentage of total revenues decreased from 68% for the three months ended March 31, 1999 to 26% for the three months ended March 31, 2000. Research and development expenses as a percentage of total revenues decreased primarily due to growth in E.piphany's revenues. E.piphany believes that investments in product development are essential to its future success and expects that the absolute dollar amount of research and development expenses will increase in future periods.

Sales and Marketing

   Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $11.2 million for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999. Sales and marketing expenses as a percentage of total revenues decreased from 146% for the three months ended March 31, 1999 to 78% for the three months ended March 31, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of direct sales, pre-sales support and marketing employees from 27 as of March 31, 1999 to 117 as of March 31, 2000. E.piphany expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of sales offices in additional domestic and international locations including Europe and Asia, and due to expected additional increases in advertising and marketing programs and other promotional activities.

General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $2.3 million for the three months ended March 31, 1999 from $0.5 million for the three months ended March 31, 2000. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from 7 as of March 31, 1999 to 37 as of March 31, 2000. E.piphany expects general and administrative expenses to increase in absolute dollars in future periods.

Amortization of Goodwill and Purchased Intangibles

   Goodwill and purchased intangibles represent the purchase price of RightPoint in excess of identified tangible assets. In January 2000, E.piphany recorded $479.3 million of goodwill and purchased intangibles, which are being amortized on a straight-line basis over three years. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. E.piphany recorded amortization expense of $39.9 million for the three months ended March 31, 2000.

In-Process Research and Development Charge

   In connection with the RightPoint acquisition, E.piphany expensed $22.0 million of acquired in-process research and development in the quarter ended March 31, 2000 which, in the opinion of management, had not reached technological feasibility and had no alternative future use.

   E.piphany allocated values to in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of RightPoint's next-generation technologies.

   The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by RightPoint and its competitors.

   The nature of the efforts to develop the acquired in-process technology into commercially viable products and services principally related to the completion of certain planning, designing, coding, prototyping, and testing activities that were necessary to establish that the developmental RightPoint technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates ranged from 3 to 11 months, at which times RightPoint expected to begin selling the developed products. Development costs to complete the R&D were estimated at approximately $6.0 million.

   RightPoint's primary in-process R&D projects involved the development of additional features and functionality to make the RealTime product suite a complete e-marketing solution rather than a component technology. The estimated revenues for the in-process projects were expected to peak within four years of introduction and then decline as other new products and technologies are expected to enter the market.

   Operating expenses were estimated based on historical results and management's estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economics of scale, estimated operating expenses as a percentage of revenues were expected to decrease after the acquisition.

   The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 25 percent was appropriate for the in-process R&D, and a discount rate of 20 percent was appropriate for the existing products and technology. These discount rates were commensurate with RightPoint's stage of development and the uncertainties in the economic estimates described above.

   The estimates used by E.piphany in valuing in-process research and development were based upon assumptions E.piphany believes to be reasonable but which are inherently uncertain and unpredictable. E.piphany's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of E.piphany.

Stock-Based Compensation

   Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of E.piphany's common stock and compensation related to equity instruments issued to non-employees for services rendered. E.piphany has recorded aggregate deferred compensation of $5.9 million related to stock-based compensation to employees. As of March 31, 2000, deferred compensation remaining to be amortized totaled $2.1 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $477,000 for the three months ended March 31, 2000. E.piphany expects amortization of approximately $1,023,000 in the last three quarters of 2000 and $781,000, $309,000, and
$25,000 for the years ended December 31, 2001, 2002, and the first half of 2003, respectively.

INTEREST INCOME, NET

   The increase in interest income, net of interest expense, for the three months ended March 31, 2000 when compared to the same period in the prior year was due to increased cash balances as a result of the completion of E.piphany's initial public offering in September 1999 and its secondary offering in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities totaled $4.2 million and $3.2 million for the three months ended March 31, 2000 and 1999, respectively. Cash used in operating activities for each period resulted from net losses in those periods. For the period ended March 31, 2000, cash used in operating activities also resulted from an increase in accounts receivable and a decrease in accounts payable. These uses of cash were partially offset by an increase in accrued liabilities.

   Net cash used in investing activities totaled $24.2 million and $0.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase resulted from purchases of short-term investments and to a lesser extent, purchases of property and equipment.

   Net cash provided by financing activities totaled $348.7 million and $3.0 million for the three months ended March 31, 2000 and 1999, respectively. The increase was due primarily to the receipt of proceeds from E.piphany's recently completed secondary offering.

   At March 31, 2000, E.piphany had $401.3 million in cash and cash equivalents and $23.5 million in short-term investments. E.piphany had a $3.0 million term loan under a senior credit facility which was paid in full during January 2000.

   On January 20, 2000, E.piphany completed a follow-on public offering. E.piphany issued 1,993,864 shares of common stock in exchange for net proceeds of approximately $338.6 million, after deduction of the underwriters' discount and expenses. In connection with the follow-on offering on February 15, 2000, the underwriters' exercised an option to purchase from E.piphany an additional 104,342 shares of common stock, resulting in additional net proceeds of approximately $17.7 million, after the underwriters' discount and expenses. The aggregate number of shares of E.piphany common stock issued in the follow-on offering was 2,098,206, resulting in aggregate net proceeds of approximately $365.4 million, after the underwriters' discount and expenses.

    In addition, E.piphany has a subordinated debt facility with Comdisco, Inc. under which E.piphany is entitled to borrow up to $10.0 million, over 42 months beginning June 1999 at a fixed interest rate of 10.0%. All borrowings under the subordinated facility are secured by essentially all of E.piphany's assets after the rights of senior creditors, and E.piphany cannot maintain more than $5.0 million of senior debt without approval of the lender. The outstanding balance of $5.0 million from this loan was paid in full during January 2000. E.piphany also has a $2.0 million equipment lease line with Comdisco. Under the equipment lease line, E.piphany is entitled to lease equipment with payment terms extending over 42 months. The ability to lease new equipment expires on May 31, 2000 and borrowings bear interest at 8.5% for the first six months of the lease, and 8.0% thereafter. E.piphany is currently considering whether to seek to extend this equipment lease line.

   As of March 31, 2000, E.piphany's principal sources of liquidity included $401.3 million of cash and cash equivalents and $23.5 million in short-term investments. E.piphany anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. E.piphany believes that its current cash and cash equivalents and short-term investments will be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If E.piphany requires additional capital resources to grow its business internally or to acquire complementary technologies and businesses at any time in the future, E.piphany may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to E.piphany's stockholders. E.piphany cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to it in the future.


RISK FACTORS

WE MAY NOT REALIZE ANY BENEFITS FROM OUR PENDING MERGERS.

   Achieving the benefits of the pending mergers with Octane and other companies will depend in part on the integration of technology, operations and personnel. The integration of E.piphany with these companies will be a complex, time consuming and expensive process and may disrupt E.piphany's business if not completed in a timely and efficient manner. Among the challenges involved in this integration are demonstrating to customers and suppliers that the merger will not result in adverse changes in client service standards or business focus, persuading E.piphany's employees and employees of these companies that our business cultures are compatible and retaining key personnel. Neither we nor these companies have experience in integrating operations on the scale represented by the mergers, and it is not certain that we can successfully integrated these companies in a timely manner or at all or that any of the anticipated benefits of the mergers will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

IF WE DO NOT INTEGRATE OUR TECHNOLOGY QUICKLY AND EFFECTIVELY WITH ACQUIRED TECHNOLOGIES, MANY OF THE POTENTIAL BENEFITS OF OUR PENDING MERGERS MAY NOT BE REALIZED.

   We intend to integrate Octane's and other companies' technology into our own software solutions as well as offer these companies' solutions separately. We cannot assure you that we will be able to integrate this technology quickly and effectively. In order to obtain the benefits of the mergers, we must make these companies' technology, products and services operate together with our technology, products and services. We may be required to spend additional time or money on integration which would otherwise be spent on developing our own business and services. If we do not integrate the technology effectively or if management spends too much time on integration issues, it could harm our business, financial condition and results of operations.

THE MERGERS MAY RESULT IN A LOSS OF EMPLOYEES.

   Despite our efforts to hire and retain quality employees, we might lose some of our own employees or employees of the companies we acquire following the mergers. Competition for qualified management, engineering and technical employees in the software industry is intense. We may have a different corporate culture from the companies to be acquired, and employees of these companies may not want to work for a larger, publicly-traded company instead of a smaller, start-up company. Some key employees of Octane hold options which will partially vest as a result of the merger, and this may affect our ability to retain these employees. In addition, competitors may recruit employees prior to the merger and during integration, as is common in high technology mergers. As a result, employees could leave with little or no prior notice. We cannot assure you that the combined company will be able to attract, retain and integrate employees following the merger.

   In addition, in connection with the proposed mergers, certain employees have entered into employment and non-competition agreements which will restrict their ability to compete with us if they leave. We cannot assure you of the enforceability of these non-competition agreements or that these employees will continue to work at E.piphany under their employment agreements after the mergers.

THE MERGERS MAY RESULT IN A LOSS OF CUSTOMERS.

   As a result of the merger some customers or potential customers may not continue to do business with us or the companies to be acquired. In such case, we may lose significant revenue these companies might have otherwise received had the merger not occurred.

MERGER RELATED ACCOUNTING CHARGES WILL DELAY AND REDUCE OUR PROFITABILITY.

   The Octane acquisition and acquisition of other companies are being accounted for by us under the "purchase" method of accounting. The RightPoint acquisition was accounted for under the "purchase" method of accounting. Under the purchase method, the purchase price of the companies acquired is allocated to the assets and liabilities acquired. As a result, we will incur accounting charges from the mergers which will delay and reduce our profitability. These charges are currently estimated to include:

    - amortization of intangible assets estimated to be approximately $2.7 billion amortized over three years in connection with the acquisition of Octane,

    - in-process research and development of approximately $25 million, to be expensed in the quarter ended June 30, 2000, and

    -   other costs not currently known.

IF THE CONDITIONS TO THE MERGERS ARE NOT MET, THE MERGERS WILL NOT OCCUR.

   Several conditions must be satisfied or waived to complete the pending mergers. We cannot assure you that each of the conditions to each merger will be satisfied. If the conditions for a merger are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

E.PIPHANY AND OCTANE HAVE A HISTORY OF LOSSES, EXPECT LOSSES IN THE FUTURE AND THE COMBINED COMPANY MAY NOT EVER BECOME PROFITABLE.

   We incurred net losses of $67.0 million for the quarter ended March 31, 2000, $22.4 million in the year ended December 31, 1999, $10.3 million in the year ended December 31, 1998 and $3.1 million in the year ended December 31, 1997. We had an accumulated deficit of $102.8 million as of March 31, 2000, and $35.9 million as of December 31, 1999. Octane incurred net losses of $14.0 million for the quarter ended March 31, 2000, $14.4 million for the year ended December 31, 1999 and $1.4 million for the year ended December 31, 1998. Octane had an accumulated deficit of $33.9 million at March 31, 2000, and $18.3 million at December 31, 1999. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane, RightPoint and other companies, we will incur significant accounting charges for the amortization of intangible assets over the three years following these mergers. These losses will be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with its expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

OUR LIMITED OPERATING HISTORY AND THE LIMITED OPERATING HISTORY OF THE COMPANIES WE PROPOSED TO ACQUIRE, MAKES FINANCIAL FORECASTING AND EVALUATION OF OUR BUSINESS DIFFICULT.

   Our limited operating history and the limited operating history of RightPoint, Octane and the limited operating history of the other companies that we proposed to acquire makes it difficult to forecast the combined company's future operating results. We were founded in November 1996 and began developing products in 1997. Octane was founded in 1997 and began developing products in 1998. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998, and began shipping the E.piphany E.4 System software in June 1999. Octane began offering its products in the third quarter of 1999. Since neither we nor the companies we proposed to acquire has a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if E.piphany, Octane and the other companies we acquire had a longer business history.

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

   We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

    -   varying size, timing and contractual terms of orders for our products,

    - our ability to timely complete our service obligations related to product sales,

    - changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

    - customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

    - changes in demand for our software or for enterprise software and real time marketing solutions generally,

    -   announcements or introductions of new products by our competitors,

    -   software defects and other product quality problems,

    -   our ability to integrate acquisitions,

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

THE LOSS OF KEY PERSONNEL OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

    Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is intense, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel are bound by an employment agreement, other than Gayle Crowell and the Octane employees who entered into agreements in connection with the merger, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

   The market price of our common stock has fluctuated substantially since our initial public offering in September 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer priced below market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected. Furthermore, a substantial portion of the equity incentives previously granted to Octane employees will accelerate and become substantially vested upon the closing of the merger. New options granted to Octane employees at the current market price of our common stock may not be sufficient to retain Octane employees.

IF CUSTOMERS DO NOT CONTRACT DIRECTLY WITH CONSULTING ORGANIZATIONS TO IMPLEMENT AND SUPPORT E.PIPHANY'S AND OCTANE'S PRODUCTS, OUR REVENUES, PROFITABILITY AND MARGINS MAY BE HARMED.

   Our principal focus and Octane's principal focus is providing software solutions rather than services. As a result, we encourage our customers to purchase consulting, implementation, maintenance and training services directly from consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of services directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

   Further, to the extent that consulting organizations do not provide consulting, implementation, maintenance and training services directly to our customers, we need to provide these services to our customers. We provide these services to our customers either directly through our internal professional services organization or indirectly through subcontractors we hire to perform the services on our behalf. Because our margins on service revenues are less than our margins on license revenues, our overall margins decline when we provide services to customers. This is particularly true if we hire subcontractors to perform these services because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

IF OUR INTERNAL PROFESSIONAL SERVICES ORGANIZATION DOES NOT PROVIDE IMPLEMENTATION SERVICES EFFECTIVELY AND ACCORDING TO SCHEDULE, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

   Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services organization, which employed a staff of 93 as of March 31, 2000, or from outside consulting organizations. Octane employed a staff of 60 in its internal professional services organization as of March 31, 2000. When we provide these services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed.

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

OUR SERVICES REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR PRODUCT REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

   E.piphany's services revenues, which includes fees for consulting, implementation, maintenance and training, were 43% of its revenues for the quarter ended March 31, 2000, 47% of its revenues for the year ended December 31, 1999 and 34% of E.piphany's revenues for the year ended December 31, 1998. Octane's services revenues were 46% of its revenues for the quarter ended March 31, 2000, 81% of its revenues for the year ended December 31, 1999 and 100% of revenues for the year ended December 31, 1998. Both companies' services revenues have substantially lower gross margins than license revenues. Our cost of services revenues for the quarter ended March 31, 2000 and the year ended December 31, 1999 was 98% and 102%, respectively, of our services revenues. Octane's cost of services revenues for the quarter ended March 31, 2000 and the year ended December 31, 1999 was 94% and 59%, respectively, of its services revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

   Services revenues as a percentage of total revenues and cost of services revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of services revenues as compared to license revenues has varied based on the volume of software solution orders compared to the volume of additional user orders. In addition, the amount and profitability of services can depend in large part on:


    -   the software solution which has been licensed,

    -   the complexity of the customers' information technology environment,

    -   the resources directed by customers to their implementation projects,

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

   We compete principally with vendors of:

    - data management and data analysis software tools, such as Brio Technology, Broadbase, Business Objects, Informatica, Microstrategy and Sagent Technology,

    - enterprise application software, such as Oracle, PeopleSoft, SAP and Siebel Systems,

    - marketing campaign management software tools, such as Exchange Applications, Prime Response, and Recognition Systems,

    - software that recommends products to customers in real-time based on simple analytics rules such as Net Perceptions, and

    - electronic customer relations management software, such as Kana Communications (Silknet Software), eGain, Primus Knowledge Solutions, Nortel (Clarify), PeopleSoft (Vantive), and Siebel Systems (Scopus).

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

OUR REVENUES MIGHT BE HARMED BY RESISTANCE TO ADOPTION OF E.PIPHANY'S SOFTWARE BY INFORMATION TECHNOLOGY DEPARTMENTS.

   Some businesses may have already made a substantial investment in other third party or internally developed software designed to integrate data from disparate sources and analyze this data or manage marketing campaigns. These companies may be reluctant to abandon these investments in favor of our software. In addition, information technology departments of potential customers may resist purchasing our software solutions for a variety of other reasons, particularly the potential displacement of their historical role in creating and running software and concerns that packaged software products are not sufficiently customizable for their enterprises. If the market for our products does not grow for any of these reasons, our revenues will be harmed.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, OUR REVENUES WILL BE REDUCED.

   If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and providing timely, consistent, multichannel customer interaction does not grow as quickly or become as large as we anticipate, our revenues will be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

    -   not understand or see the benefits of using these products,

    -   not achieve favorable results using these products,

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

   Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our E.piphany E.4 System and the Octane 2000 suite of products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. E.piphany may also lose existing customers, to whom we seeks to sell additional software solutions and professional services.

   To achieve increased market acceptance of our products, we must, among other things, continue to:

    - improve and introduce new software solutions for reporting and analysis, distributed database marketing and e-commerce,

    -   integrate Octane's offerings with the E.piphany E.4 System offerings,

    - improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

    -   enhance our software's ease of administration,

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

IF OUR PRODUCTS DO NOT STAY COMPATIBLE WITH CURRENTLY POPULAR SOFTWARE PROGRAMS, WE MAY LOSE SALES AND REVENUES.

   The E.piphany E.4 System and the Octane 2000 suite of products must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update its software to be compatible with newer versions of these programs, we may lose customers.

   In order to operate the E.piphany E.4 System or the Octane 2000 suite of products, each of these systems must be installed on both a computer server running the Microsoft Windows NT or Windows 2000 computer operating systems and a computer server running database software from Microsoft or Oracle. E.piphany and Octane are each currently modifying their respective software to also operate on UNIX operating systems and IBM DB2 databases. If we fail to successfully complete these modifications in a timely manner, we may lose sales and revenues. In addition, users access the E.piphany E.4 System and certain of Octane's products through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of these software products, we may be unable to build and enhance our products on schedule.

   After installation, each of the E.piphany E.4 System and the Octane 2000 suite of products collects and analyzes data to profile customers' characteristics and preferences. This data may be stored in a variety of our customers' existing software systems, including leading systems from Oracle, PeopleSoft, Siebel Systems, SAP and Vantive, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.

IF DATABASE ACCESS BECOMES STANDARDIZED, DEMAND FOR OUR PRODUCTS WILL BE
REDUCED.

   Our products are useful for integrating data from a variety of disparate data sources. Adoption of uniform, industry-wide standards across various database and analytic software programs could minimize the importance of the data integration capabilities of our products. This, in turn, could adversely affect the competitiveness and market acceptance of our products. Also, a single competitor in the market for database and analytic software programs or Internet relationship management may become dominant, even if there is no formal industry-wide standard. If large numbers of our customers adopt a single standard, this would similarly reduce demand for our product. If E.piphany loses customers because of the adoption of standards, we may have lower revenues and profitability.

E.PIPHANY'S AND OCTANE'S PRODUCTS HAVE LONG SALES CYCLES WHICH MAKES IT DIFFICULT TO PLAN EXPENSES AND FORECAST RESULTS.

   It takes us between three and six months to complete the majority of our sales, but it can take us up to one year or longer. Octane faces similar sales cycles. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

    -   the complex nature of our products,

    - our need to educate potential customers about the uses and benefits of our products,

    - the purchase of our products requires a significant investment of resources by a customer,

    -   our customers have budget cycles which affect the timing of purchases,

    - many of our customers require competitive evaluation and internal approval before purchasing our products,

    - potential customers may delay purchases due to announcements or planned introductions of new products by E.piphany or its competitors, and

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

IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

   In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Cambridge Technology Partners, Ernst & Young and KPMG; resellers, including Acxiom, Harte-Hanks and Pivotal; and application service providers that provide access to our software to their customers over the Internet, including Corio, Exactis.com, Bullseye Interactive and Interrelate. Similarly, Octane has also entered into reseller agreements with several companies including TeleTech, Eltrax, RISC Management, e-Assist.com, Brigade Solutions, e-Convergent, and MISNet. If the third parties with whom we and Octane have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

   We must also effectively take advantage of the resources and expertise of third parties to help it develop the E.piphany E.4 System and the Octane 2000 product suite. Our agreements with third parties do not require them to help us develop new software. If we fail to effectively work with third parties, our ability to increase revenues by broadening our software solution offerings, particularly in additional specific industries, will be limited.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, WE WILL NOT BE ABLE TO INCREASE REVENUES.

   In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. E.piphany and Octane currently receive substantially all of their revenues from direct sales, but we intend to increase sales through indirect sales channels in the future. We also need to expand our direct sales force by hiring additional salespersons and sales management.

   We intend to derive revenues from indirect sales channels by selling our software through value added resellers. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We also intend to increasingly offer our software through application service providers, who install our software on their own computer servers and charge their customers for access to that software. We need to expand our indirect sales channels by entering into additional relationships with these third parties.

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

WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED.

   We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 333 as of March 31, 2000. Following the acquisition of Octane, we expect to have over 500 employees. The acquisition of Octane and future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

   -  hire, train and integrate new personnel,

   -  integrate people and technologies from acquired companies,

   -  continue to augment our financial and accounting systems,

   -  manage our sales operations, which are in several locations, and

   -  expand our facilities.

IF OTHERS CLAIM THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, WE COULD INCUR SIGNIFICANT EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS.

   We cannot assure you that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations and we may be unaware of intellectual property rights of others that may cover some of its technology.

    We have been contacted by a company which has asked us to evaluate the need for a license of a patent the company holds directed to data extraction technology. This company has filed litigation alleging infringement of its patent against three of our competitors. We cannot assure you that the holder of the patent will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter which are confidential until the patent is issued.

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

   However, we may not be able to obtain royalty or license agreements on terms acceptable to it, or at all. We also may be subject to significant damages or an injunction against use of its products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

   In addition, in all of Octane's software license agreements, Octane has agreed to indemnify its customers against losses attributable to intellectual property infringement by Octane's software. Should a third party claim that Octane infringes their intellectual property, E.piphany could incur substantial costs in defending and resolving such claims.

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

   Our pending patent and trademark registration applications may not be allowed or competitors may successfully challenge the validity or scope of these registrations. In addition, our patents may not provide a significant competitive advantage.

   Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before it does so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

   In addition, one of the ways in which we charge for our software is based on the number of users at a particular site that will be permitted to use the software. Organizations that have a site license for a fixed number of users for our products could allow unauthorized use of our software by unlicensed users. Unauthorized use is difficult to detect and, to the extent that our software is used without authorization, we may lose potential license fees.

PRIVACY AND SECURITY CONCERNS, PARTICULARLY RELATED TO THE USE OF OUR SOFTWARE ON THE INTERNET, MAY LIMIT THE EFFECTIVENESS OF AND REDUCE THE DEMAND FOR OUR PRODUCTS.

   The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on Web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

    In addition, due to privacy concerns, some Internet commentators, consumer advocates, and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, Internet users can, if they choose, configure their Web browsers to limit the collection of user data for customer profiling. Should many Internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, E.piphany's software would be less useful to customers, and E.piphany's sales and profits could decrease.

E.PIPHANY'S AND OCTANE'S PRODUCTS ARE NEW, AND IF THEY CONTAIN DEFECTS OR OUR SERVICES ARE NOT PERCEIVED AS HIGH QUALITY, WE COULD LOSE POTENTIAL CUSTOMERS OR BE SUBJECT TO DAMAGES.

   We began shipping our first products in early 1998, and in June 1999, began shipping our E.piphany E.4 System software. Octane began shipping its current software product in February 2000. These products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

    -   expend significant resources to locate and correct the error,

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

   Because our software products are used for important decision-making processes and Octane's software products enable our customers to interact with their customers, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not successful, could:

    - divert the attention of our management and key personnel from our business,

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

WE INTEND TO EXPAND OUR INTERNATIONAL SALES EFFORTS BUT WE DO NOT HAVE SUBSTANTIAL EXPERIENCE IN INTERNATIONAL MARKETS.

    Although our international sales have been immaterial to date, we intend to expand our international sales efforts in the future. We have limited experience in marketing, selling and supporting our products and services abroad. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

    - unexpected changes in regulatory requirements, taxes, trade laws and tariffs,

    -   differing intellectual property rights,

    -   differing labor regulations,

    -   unexpected changes in regulatory requirements,

    - changes in a specific country's or region's political or economic conditions,

    - greater difficulty in establishing, staffing and managing foreign operations, and

    -   fluctuating exchange rates.

   E.piphany plans to expand its international operations in the near future, and this will require a significant amount of attention from our management and substantial financial resources. E.piphany has begun its efforts at international expansion in Europe and, as of March 31, 2000, including RightPoint's international presence, had nine sales and marketing professionals located in the United Kingdom and France. Octane has sales operations based in the United Kingdom, Australia, and Germany including 23 professionals employed in those locations. E.piphany is also exploring other regions for future expansion.

IF WE ACQUIRE ADDITIONAL COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR ADVERSELY AFFECT OUR OPERATING RESULTS.

   In addition to the acquisition of Octane, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

    -   properly evaluate the technology,

    - accurately forecast the financial impact of the transaction, including accounting charges and transactions expenses,

    -   integrate and retain personnel,

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

FUTURE SALES OF OUR COMMON STOCK, INCLUDING THOSE PURCHASED IN OUR INITIAL PUBLIC OFFERING AND THOSE ISSUED IN THE MERGER, MAY DEPRESS OUR STOCK PRICE.

   If our stockholders or optionees sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. In addition, such sales could create the perception to the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

   On April 14, 2000, we had 32,444,364 shares of common stock outstanding. Of these shares, 31,182,693 are currently available for sale in the public market, 20,515,245 of which first became freely tradeable on April 20, 2000. In addition, we will issue up to approximately 12,800,000 freely tradable shares to Octane's shareholders in the merger. The remaining outstanding shares of our common stock will become eligible for sale in the public market as follows:


                NUMBER OF SHARES                                               DATE
                ----------------                                               ----

                843,376............................................    At June 16, 2000
                316,407............................................    At August 19, 2000
                21,571.............................................    At September 22, 2000
                6,250..............................................    At September 27, 2000
                74,067.............................................    At December 14, 2000

   The above table excludes options and warrants (including those assumed in the merger). Shares issued upon the exercise of outstanding options (including those assumed in the merger) may generally also be sold in the public market. E.piphany and its underwriters may remove the lock-up restrictions in advance without prior notice.

WE DO NOT INTEND TO PAY DIVIDENDS, YOU WILL NOT RECEIVE FUNDS WITHOUT SELLING SHARES AND YOU MAY LOSE THE ENTIRE AMOUNT OF YOUR INVESTMENT.

   E.piphany has never declared or paid any cash dividends on its capital stock and does not intend to pay dividends in the foreseeable future. E.piphany intends to invest its future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares. We further cannot assure you that you will receive a return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

BECAUSE SOME EXISTING STOCKHOLDERS TOGETHER OWN 22.4% OF OUR STOCK, THE VOTING POWER OF OTHER STOCKHOLDERS MAY BE LIMITED.

   After the closing of the acquisition of Octane, it is anticipated that our officers, directors and five percent or greater stockholders will beneficially own or control, directly or indirectly, approximately 10,220,773 shares of common stock, which in the aggregate represented approximately 22.4% of the outstanding shares of common stock. As a result, if some of these persons or entities act together, they may have the ability to control matters submitted to E.piphany's stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or cause the market price of our stock to decline. Some of these persons or entities may have interests different than yours. For example, they may be more interested in selling E.piphany to an acquiror than other investors or may want E.piphany to pursue strategies that are different from the wishes of other investors.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF E.PIPHANY.

   Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire E.piphany without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for E.piphany, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms, which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on the board of directors than if cumulative voting were permitted.

    Our board of directors also have the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquiror. In addition,
Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire E.piphany without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

   Our board of directors could choose not to negotiate with an acquiror that it did not feel was in the strategic interests of E.piphany. If the acquiror was discouraged from offering to acquire E.piphany or prevented from successfully completing a hostile acquisition by the antitakeover measures, you could lose the opportunity to sell your shares at a favorable price.

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

Interest Rate Risk

   As of March 31, 2000, we had cash and cash equivalents of $401.3 million which consist of cash and highly liquid short-term investments. Declines of interest rates over time will reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $2.0 million. As of March 31, 2000, we did not have any short-term or long term debt outstanding.

                                 E.PIPHANY, INC.

                            FORM 10-Q, MARCH 31, 2000

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27.1 Financial Data Schedule.

        (b)    Reports on Form 8-K

               A current report on Form 8-K was filed with the Securities and Exchange Commission by E.piphany on March 28, 2000 to report the announcement of the signing of a definitive agreement to acquire Octane Software, Inc.

               A current report on Form 8-K was filed with the Securities and Exchange Commission by E.piphany on January 19, 2000 to report the completion of E.piphany's acquisition of RightPoint Software, Inc. and to include financial statements of RightPoint Software, Inc. and pro forma financial information of E.piphany related to the acquisition.

ITEMS 1, 2, 3, 4 AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE.

                                 E.PIPHANY, INC.

                            FORM 10-Q, MARCH 31, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E.piphany, Inc.


DATE:      May 5, 2000                 SIGNATURE:   /s/ Roger S. Siboni
     ----------------------------                -------------------------------

                                                    Roger S. Siboni
                                                    President, Chief Executive
                                                    Officer and Director



DATE:      May 5, 2000                 SIGNATURE:   /s/ Kevin J. Yeaman
     ----------------------------                -------------------------------

                                                    Kevin J. Yeaman
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
 27.1          Financial Data Schedule.