Form 10-Q
period 2000-06-30
E PIPHANY INC
filed 2000-08-14
CIK 1089613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                         Commission File Number 000-26881


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


                                 (650) 356-3800
                                 --------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

       The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of June 30, 2000, was 45,166,080.

                                 E.PIPHANY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                        PAGE NO.
--------------------------------------------------------------------------------
PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -                        3
                  As of June 30, 2000 and December 31, 1999

               Condensed Consolidated Statements of Operations -              4
                  Three and six months ended June 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows -              5
                  Six months ended June 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements           6

Item 2.        Management's Discussion and Analysis of                       11
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    29


--------------------------------------------------------------------------------
PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                             31

Item 2.        Changes in Securities and Use of Proceeds                     31

Item 3.        Defaults Upon Senior Securities                               31

Item 4.        Submission of Matters to a Vote of Securities Holders         31

Item 5.        Other Information                                             32

Item 6.        Exhibits and reports on Form 8-K                              32


--------------------------------------------------------------------------------
SIGNATURES                                                                   33

--------------------------------------------------------------------------------

                                 E.PIPHANY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



                                                                           DECEMBER 31,       JUNE 30,
                                                                               1999            2000
                                                                           ------------     -----------
                                                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .............................................   $  58,084       $   419,244
  Short-term investments ................................................      22,926            20,306
  Accounts receivable, net ..............................................       5,502            16,157
  Prepaid expenses and other assets .....................................       2,959             8,423
                                                                            ---------       -----------
     Total current assets ...............................................      89,471           464,130
Property and equipment, net .............................................       3,932            12,082
Goodwill and purchased intangibles ......................................          --         3,077,864
Other assets ............................................................         183               752
                                                                            ---------       -----------
     Total assets .......................................................   $  93,586       $ 3,554,828
                                                                            =========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations ..........................   $     237       $       663
  Current portion of notes payable ......................................         894                --
  Trade accounts payable ................................................         650             1,627
  Accrued merger costs ..................................................          --            33,866
  Accrued compensation ..................................................       3,504             9,725
  Accrued other .........................................................       2,192            12,163
  Deferred revenue ......................................................       3,643            12,498
                                                                            ---------       -----------
     Total current liabilities ..........................................      11,120            70,542
Capital lease obligations, net of current portion .......................         399             1,036
Notes payable, net of current portion ...................................       7,425                --
                                                                            ---------       -----------
     Total liabilities ..................................................      18,944            71,578
                                                                            ---------       -----------
Stockholders' equity:
  Common stock ..........................................................           5                 6
  Additional paid-in capital ............................................     113,636         3,738,218
  Warrants to purchase preferred stock ..................................         143                --
  Notes receivable ......................................................        (640)           (2,758)
  Accumulated and other comprehensive income ............................         (31)             (154)
  Deferred compensation .................................................      (2,602)           (1,669)
  Accumulated deficit ...................................................     (35,869)         (250,393)
                                                                            ---------       -----------
     Total stockholders' equity .........................................      74,642         3,483,250
                                                                            ---------       -----------
     Total liabilities and stockholders' equity .........................   $  93,586       $ 3,554,828
                                                                            =========       ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                      -----------------------      -----------------------
                                                                        1999          2000           1999          2000
                                                                      --------      ---------      --------      ---------
Revenues:
  Product license ..............................................      $  1,793      $  14,293      $  2,929      $  22,561
  Services .....................................................         1,437         10,226         2,195         16,373
                                                                      --------      ---------      --------      ---------
     Total revenues ............................................         3,230         24,519         5,124         38,934
                                                                      --------      ---------      --------      ---------
Cost of revenues:
  Product license ..............................................            20            315            25            424
  Services .....................................................         1,661          9,376         2,488         15,396
                                                                      --------      ---------      --------      ---------
     Total cost of revenues ....................................         1,681          9,691         2,513         15,820
                                                                      --------      ---------      --------      ---------
     Gross profit ..............................................         1,549         14,828         2,611         23,114
                                                                      --------      ---------      --------      ---------
Operating expenses:
  Research and development .....................................         1,571          5,408         2,865          9,166
  Sales and marketing ..........................................         3,588         15,905         6,351         27,117
  General and administrative ...................................           828          4,039         1,284          6,296
  In-process research and development charge ...................            --         25,000            --         47,000
  Amortization of goodwill and  purchased intangibles ..........            --        117,315            --        157,258
  Stock-based compensation .....................................           969          1,184         1,572          1,661
                                                                      --------      ---------      --------      ---------
     Total operating expenses ..................................         6,956        168,851        12,072        248,498
                                                                      --------      ---------      --------      ---------
     Loss from operations ......................................        (5,407)      (154,023)       (9,461)      (225,384)
Other income (expense), net ....................................            20          6,467           115         10,860
                                                                      --------      ---------      --------      ---------
     Net loss ..................................................      $ (5,387)     $(147,556)     $ (9,346)     $(214,524)
                                                                      ========      =========      ========      =========
Basic and diluted net loss per share ...........................      $  (1.05)     $   (4.31)     $  (1.92)     $   (6.77)
                                                                      ========      =========      ========      =========
Shares used in computing  basic and diluted net loss per share ..        5,149         34,272         4,869         31,674
                                                                      ========      =========      ========      =========
Pro forma basic and diluted net loss per share(1) ..............      $  (0.34)     $   (4.31)     $  (0.60)     $   (6.77)
                                                                      ========      =========      ========      =========
Shares used in computing pro forma basic and
diluted net loss per share(1) ..................................        15,876         34,272        15,543         31,674
                                                                      ========      =========      ========      =========

-------------
(1) Pro form basic and diluted net loss per share is computed giving effect to the conversion of preferred shares to common shares as if the conversion had occurred at the date of their issuance.


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   ------------------------
                                                                     1999           2000
                                                                   --------       ---------
                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net loss .....................................................    $(9,346)      $(214,524)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization .............................        320           1,297
     Allowance for doubtful accounts ...........................        201             950
     Noncash compensation expense ..............................      1,572           1,661
     Noncash interest expense ..................................          9              --
     In-process research and development charge ................         --          47,000
     Amortization of goodwill and purchased intangibles ........         --         157,258
     Changes in operating assets and liabilities, net of
      effect of acquisitions:
       Accounts receivable .....................................       (766)         (7,641)
       Prepaid expenses and other assets .......................       (153)         (4,433)
       Trade accounts payable ..................................       (482)            108
       Accrued liabilities .....................................      1,185           2,348
       Deferred revenue ........................................        419           6,697
                                                                   --------       ---------
          Net cash used in operating activities ................     (7,222)         (9,279)
                                                                   --------       ---------
Cash flows from investing activities:
  Purchases of property and equipment ..........................       (811)         (4,199)
  Cash acquired in acquisitions ................................         --          24,282
  Direct costs of purchase transactions ........................         --          (3,172)
  Purchases and sales of investments, net ......................         --           2,497
                                                                   --------       ---------
          Net cash (used in) provided by investing activities ..       (811)         19,408
                                                                   --------       ---------
Cash flows from financing activities:
  Borrowings on line of credit .................................      8,000              --
  Repayments on line of credit .................................        (89)         (8,319)
  Principal payments on capital lease obligations ..............        (28)           (164)
  Proceeds from secondary offering, net ........................         --         356,108
  Repayments on notes receivable ...............................         --             246
  Proceeds from sale of convertible preferred stock, net .......      5,970              --
  Proceeds from sale of common stock, net of repurchases........        437           3,160
                                                                   --------       ---------
          Net cash provided by financing activities ............     14,290         351,031
                                                                   --------       ---------
Net increase (decrease) in cash and cash equivalents ...........      6,257         361,160
Cash and cash equivalents at beginning of period ...............     13,595          58,084
                                                                   --------       ---------
Cash and cash equivalents at end of period .....................   $ 19,852       $ 419,244
                                                                   ========       =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                 E.PIPHANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared by E.piphany, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in E.piphany's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six months ended June 30, 2000. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   The accompanying condensed consolidated financial statements include the accounts of E.piphany and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

   The functional currency of E.piphany's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity, which through June 30, 2000 have not been material. Foreign currency transaction gains and losses are included in other income (expense) and as of June 30, 2000 these transactions have not been material.

3. COMPREHENSIVE INCOME (LOSS)

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and six months ended June 30, 1999, and the three and six months ended June 30, 2000, E.piphany's comprehensive income (loss) did not differ materially from reported net loss.

4. COMPUTATION OF BASIC AND DILUTED NET LOSS PER SHARE AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE

   Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per common share, as presented in the statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock (using the as if-converted to common stock method) from the original date of issuance.

   The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                     -----------------------      -----------------------
                                                       1999           2000          1999          2000
                                                     --------      ---------      --------      ---------
        Net loss ..................................  $ (5,387)     $(147,556)     $ (9,346)     $ (214,524)
                                                     ========      =========      ========      =========
        Basic and diluted:
        Weighted average shares of common
        stock outstanding .........................     9,277         36,873         9,133         34,301
        Less: Weighted average shares subject
        to repurchase .............................    (4,128)        (2,601)       (4,264)        (2,627)
                                                     --------      ---------      --------      ---------
        Weighted average shares used in
        computing  basic and diluted net
        loss per common share .....................     5,149         34,272         4,869         31,674
                                                     ========      =========      ========      =========
        Basic and diluted net loss  per
        common share ..............................  $  (1.05)     $   (4.31)     $  (1.92)     $   (6.77)
                                                     ========      =========      ========      =========

        Net loss ..................................  $ (5,387)     $(147,556)     $ (9,346)     $(214,524)
                                                     ========      =========      ========      =========

        Shares used above .........................     5,149         34,272         4,869         31,674
        Pro forma adjustment to reflect weighted
        effect of assumed conversion of
        convertible preferred stock ...............    10,727             --        10,674             --
                                                     --------      ---------      --------      ---------
        Shares used in computing  pro forma
        basic and diluted net loss  per
        common share ..............................    15,876         34,272        15,543         31,674
                                                     ========      =========      ========      =========
        Pro  forma  basic and  diluted  net
        loss per common share .....................  $  (0.34)     $   (4.31)     $  (0.60)     $   (6.77)
                                                     ========      =========      ========      =========

   E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 18,126,396 and 8,438,443 for the three months ended June 30, 1999 and June 30, 2000, respectively. The total number of shares excluded from the calculations of basic and diluted net loss per share were 18,209,177 and 8,468,808 for the six months ended June 30, 1999 and June 30, 2000, respectively.


5. RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (or January 1, 2001 for E.piphany). This statement will not have a material impact on the financial condition or results of operations of E.piphany.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principle to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

6. ACQUISITIONS

The Octane Acquisition

   On May 31, 2000, E.piphany acquired Octane Software, Inc. in a merger transaction. Octane is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the Merger Agreement, stockholders of Octane received approximately 0.5097 shares of E.piphany common stock for each share of Octane common stock they owned at the time the merger was consummated. In addition, options and warrants to acquire Octane common stock were converted as a result of the merger into equivalent options and warrants for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $2.7 billion, of which $25.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it has not reached technological feasibility and, in management's opinion, had no alternative future use. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $2.7 billion were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $74.5 million at June 30, 2000.

   The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of E.piphany may be adversely affected. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

   In connection with the acquisition of Octane, net assets acquired were as follows (in thousands):

        Cash, receivables and other current assets .................   $    24,828
        Property, plant and equipment and other noncurrent assets ..         4,518
        Note receivable from stockholder ...........................         1,179
        Purchased intangibles, including in-process technology .....     2,705,946
        Current liabilities assumed ................................       (26,078)
                                                                       -----------
                  Net assets acquired ..............................   $ 2,710,393
                                                                       ===========

The eClass Acquisition

   On May 31, 2000, E.piphany acquired eClass Direct, Inc. in a merger transaction. eClass is an application service provider of permission-based e-mail marketing services. Under the terms of the Merger Agreement, stockholders of eClass received approximately 0.1411 shares of E.piphany common stock for each share of eClass common stock. In addition, options to acquire eClass common stock were converted as a result of the merger into equivalent options for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $47.3 million. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $45.6 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $1.3 million at June 30, 2000. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

   In connection with the acquisition, net assets acquired were as follows (in thousands):

        Cash, receivables and other current assets ........    $  1,571
        Property, plant and equipment .....................         250
        Purchased intangibles .............................      45,605
        Current liabilities assumed .......................        (127)
                                                               --------
                  Net assets acquired .....................    $ 47,299
                                                               ========

The iLeverage Acquisition

   On May 1, 2000, E.piphany acquired iLeverage Corporation in a merger transaction. iLeverage develops marketing solutions for digital marketplaces. Under the terms of the Merger Agreement, stockholders of iLeverage received approximately 0.007 and 0.008097 shares of E.piphany common stock for each share of iLeverage common stock and preferred stock, respectively. In addition, options to acquire iLeverage common stock were converted as a result of the merger into equivalent options for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $29.0 million. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $29.1 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $1.6 million at June 30, 2000. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

   In connection with the acquisition of iLeverage, net assets acquired were as follows (in thousands):

        Cash, receivables and other current assets ........    $    285
        Purchased intangibles                                    29,143
        Current liabilities assumed .......................        (391)
                                                               --------
                  Net assets acquired .....................    $ 29,037
                                                               ========

The RightPoint Acquisition


   On January 4, 2000, E.piphany acquired RightPoint Software, Inc. in a merger transaction. RightPoint develops and markets real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. Under the terms of the Merger Agreement, shareholders of RightPoint received approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they owned at the time the merger was consummated. In addition, options and warrants to acquire RightPoint common stock were converted as a result of the merger into equivalent options and warrants for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it has not reached technological feasibility and, in management's opinion, had no alternative future use. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $479.3 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $79.9 million at June 30, 2000.

   The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability of E.piphany may be adversely affected. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

   In connection with the acquisition of RightPoint, net assets acquired were as follows (in thousands):

        Cash, receivables and other current assets .................  $   3,076
        Property, plant and equipment and other noncurrent assets ..        817
        Note receivable from stockholder ...........................      1,185
        Purchased intangibles, including in-process technology .....    501,318
        Current liabilities assumed ................................     (9,633)
                                                                      ---------
                  Net assets acquired ..............................  $ 496,763
                                                                      =========

   The following table presents the unaudited pro forma results assuming that E.piphany had merged with RightPoint, iLeverage, Octane, and eClass at the beginning of fiscal year 1999. Net income has been adjusted to exclude the write-offs of acquired in-process research and development of approximately $47.0 million and includes amortization of purchased intangibles of approximately $538.9 million for the six months ended June 30, 1999 and 2000. Net income also includes $1.7 million and $1.6 million of stock based compensation for the six months ended June 30, 2000 and 1999, respectively, and $14.0 million of acquisition related costs for the six months ended June 30, 2000. This information may not necessarily be indicative of the future combined results of operations of E.piphany (in thousands, except per share amounts).

                                                  SIX MONTHS ENDED
                                                       JUNE 30,
                                             --------------------------
                                                1999             2000
                                             ---------        ---------
        Revenues ........................    $  10,131        $  46,822
        Net loss ........................    $(553,536)       $(582,992)
        Basic net loss per share ........    $  (17.76)       $  (12.36)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained in this Quarterly Report on Form 10-Q (the "Report") that are not historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding E.piphany's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of E.piphany's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to E.piphany as of the date hereof, and E.piphany assumes no obligation to update any such forward-looking statement. It is important to note that E.piphany's actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings.

OVERVIEW

   E.piphany develops, markets and sells E.piphany E.4, an integrated suite of customer relationship management software solutions that provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement E.piphany E.4 to collect and analyze data from their existing software systems, and from third party data providers, to better understand and proactively and personally interact with their customers across a variety of channels. Business users within these companies can use this information to design and execute marketing campaigns as well as personalize products, services and related interactions.


   E.piphany was founded in November 1996. From E.piphany's founding through the end of 1997, E.piphany primarily engaged in research activities, developing products and building business infrastructure. E.piphany began shipping its first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. During 1998, E.piphany introduced several other software products, and in June 1999, E.piphany began shipping its E.piphany E.4 System software solutions. Although E.piphany's revenues consistently increased from quarter to quarter during 1998 and 1999, E.piphany incurred significant costs to develop its technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand its general and administrative infrastructure. E.piphany's total headcount has increased from 69 employees at December 31, 1998 to 753 employees at June 30, 2000.

ACQUISITIONS

THE OCTANE ACQUISITION

   On May 31, 2000, E.piphany acquired Octane Software, Inc. in a merger transaction. Octane is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of Octane in exchange for 11,568,951 million shares of E.piphany's common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,224,559 shares of E.piphany's common stock. E.piphany expects that the combination of the companies will result in significant increases in all expense categories. E.piphany expects that operating expenses will increase in absolute dollars and may increase as a percentage of revenue as a result of the acquisition. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Octane's operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the three and six months ended June 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

THE eCLASS ACQUISITION

   On May 31, 2000, E.piphany acquired eClass Direct, Inc., an application service provider of permission-based e-mail marketing services in a merger transaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of eClass in exchange for 722,687 million shares of E.piphany's common stock. In addition, options of eClass were converted into options to purchase approximately 46,383 shares of E.piphany's common stock.

E.piphany accounted for the acquisition under the purchase method of accounting and the results of eClass' operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the three and six months ended June 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

THE iLEVERAGE ACQUISITION

   On May 1, 2000, E.piphany acquired iLeverage Corporation, a start-up company that develops marketing solutions for digital marketplaces. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of iLeverage in exchange for 118,097 million shares of E.piphany's common stock. In addition, options of iLeverage were converted into options to purchase approximately 63,487 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of iLeverage's operations subsequent to May 1, 2000 have been included in E.piphany's operating results for the three and six months ended June 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

THE RIGHTPOINT ACQUISITION

   On January 4, 2000, E.piphany acquired RightPoint Software, Inc. RightPoint develops and markets real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for 3,076,661 million shares of E.piphany's common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 530,000 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of RightPoint's operations subsequent to January 4, 2000 have been included in E.piphany's operating results for the three and six months ended June 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

   E.piphany generates revenues principally from licensing its software products directly to customers and providing related professional services including implementation, consulting, support and training. Through June 30, 2000, substantially all of E.piphany's revenues have been derived from sales within the United States through E.piphany's direct sales force. E.piphany's license agreements generally provide that customers pay a software license fee for one or more software solutions for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.4 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from E.piphany. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

   Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their needs. Customers have generally purchased these services directly from E.piphany through E.piphany's internal professional services organization on either a fixed fee or a time and expense basis. E.piphany has historically supplemented the capacity of its internal professional services organization by subcontracting some of these services to consulting organizations, especially to those organizations with which E.piphany has relationships such as KPMG, PricewaterhouseCoopers and Ernst & Young. However, E.piphany intends to increasingly encourage customers to purchase services directly from these consulting organizations. E.piphany believes that this would increase the number of consultants who can provide consulting and implementation services related to E.piphany's software products and that it would increase E.piphany's overall gross margins by increasing E.piphany's percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. E.piphany also believes that it will encourage these consulting organizations to generate sales leads within their customer base.

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

RESULTS OF OPERATIONS

REVENUES

   Total revenues increased to $24.5 million for the three months ended June 30, 2000, from $3.2 million for the three months ended June 30, 1999. Total revenues increased to $38.9 million for the six months ended June 30, 2000, from $5.1 million for the six months ended June 30, 1999.

   Product license revenues increased to $14.3 million, or 58% of total revenue, for the three months ended June 30, 2000 from $1.8 million, or 56% of total revenue, for the three months ended June 30, 1999. Product license revenues increased to $22.6 million, or 58% of total revenue, for the six months ended June 30, 2000 from $2.9 million, or 57% of total revenue, for the six months ended June 30, 1999. The increase in dollar amount of product license revenues was due to both an increase in the number of licenses sold and the average size of the licenses, and resulted primarily from the growth of E.piphany's direct sales force and the introduction and shipment of new products.

   Services revenues increased to $10.2 million, or 42% of total revenues, for the three months ended June 30, 2000 from $1.4 million, or 44% of revenues, for the three months ended June 30, 1999. Services revenues increased to $16.4 million, or 42% of total revenues, for the six months ended June 30, 2000 from $2.2 million, or 43% of revenues, for the six months ended June 30, 1999. The increase in dollar amount of service revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to E.piphany's new customers.

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


COST OF REVENUES

   Total cost of revenues increased to $9.7 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999. Total cost of revenues increased to $15.8 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $9.4 million, or 92% of services revenues, for the three months ended June 30, 2000 from $1.7 million, or 116% of services revenues, for the three months ended June 30, 1999. Cost of services revenues increased to $15.4 million, or 94% of services revenues, for the six months ended June 30, 2000 from $2.5 million, or 113% of services revenues, for the six months ended June 30, 1999. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has almost exceeded service revenues during the three months and six months ended June 30, 2000, and during the three months and six months ended June 30, 1999 exceeded services revenues, due to the rapid growth of E.piphany's services organization from 28 employees at June 30, 1999 to 239 employees at June 30, 2000 and E.piphany's investment in experienced management in anticipation of future revenue growth. Cost of services revenues may exceed services revenues in the near term as E.piphany integrates the Octane service organization, which is at an earlier stage of development and as E.piphany rapidly grows its services capacity in the international markets.

OPERATING EXPENSES

Research and Development

   Research and development expenses consist primarily of personnel and related costs associated with E.piphany's product development efforts. Research and development expenses increased to $5.4 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. Research and development expenses increased to $9.2 million for the six months ended June 30, 2000 from $2.9 million for the six months ended June 30, 1999. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from 36 employees as of June 30, 1999 to 186 employees as of June 30, 2000. Research and development expenses as a percentage of total revenues decreased from 49% for the three months ended June 30, 1999 to 22% for the three months ended June 30, 2000. Research and development expenses as a percentage of total revenues decreased from 56% for the six months ended June 30, 1999 to 24% for the six months ended June 30, 2000. Research and development expenses as a percentage of total revenues decreased primarily due to growth in E.piphany's revenues. E.piphany believes that investments in product development are essential to its future success and expects that the absolute dollar amount of research and development expenses will increase in future periods.

Sales and Marketing

   Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $15.9 million for the three months ended June 30, 2000 from $3.6 million for the three months ended June 30, 1999. Sales and marketing expenses increased to $27.1 million for the six months ended June 30, 2000 from $6.4 million for the six months ended June 30, 1999. Sales and marketing expenses as a percentage of total revenues decreased from 111% for the three months ended June 30, 1999 to 65% for the three months ended June 30, 2000. Sales and marketing expenses as a percentage of total revenues decreased from 124% for the six months ended June 30, 1999 to 70% for the six months ended June 30, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of direct sales, pre-sales support and marketing employees from 38 as of June 30, 1999 to 240 as of June 30, 2000. E.piphany expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of sales offices in additional domestic and international locations including Europe and Asia, and due to expected additional increases in advertising and marketing programs and other promotional activities.

General and Administrative

   General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $4.0 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999. General and administrative expenses increased to $6.3 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999.

   The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from 13 as of June 30, 1999 to 59 as of June 30, 2000. E.piphany expects general and administrative expenses to increase in absolute dollars in future periods.

Amortization of Goodwill and Purchased Intangibles

   Goodwill and purchased intangibles represent the purchase price of Octane, RightPoint, eClass and iLeverage in excess of identified tangible assets. During the first six months of 2000, E.piphany recorded approximately $3.2 billion of goodwill and purchased intangibles, which are being amortized on a straight-line basis over three years. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. E.piphany recorded amortization expense of $117.3 million and $157.3 million for the three months and the six months ended June 30, 2000, respectively. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

In-Process Research and Development Charge

THE OCTANE ACQUISITION

        In connection with the acquisition of the Octane Software, Inc., the Company allocated $25.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

        At the acquisition date, Octane was conducting design, development, engineering and testing activities associated with the completion of subsequent releases of the Octane 2000 application solution. The projects under development at the valuation date represent next-generation technologies that are expected to address emerging market demands for a new mix of complex e-business objectives.

        At the acquisition date, the technologies under development were approximately 50 percent complete based on engineering man-month data and technological progress. Octane expected to spend approximately $5.6 million to complete all phases of the R&D. Anticipated completion dates ranged from 5 to 6 months, at which times the Company expects to begin benefiting from the developed technologies.

        In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

        Aggregate revenues for the developmental Octane products were estimated to grow based on forecast sales for the five years following introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within five years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

        The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25 percent was considered appropriate for the in-process R&D. These discount rates were commensurate with the Octane's stage of development and the uncertainties in the economic estimates described above.

        If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

THE RIGHTPOINT ACQUISITION

        In connection with the RightPoint acquisition, E.piphany expensed $22.0 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use.

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

Stock-Based Compensation

        Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of E.piphany's common stock and compensation related to equity instruments issued to non-employees for services rendered. E.piphany has recorded aggregate deferred compensation of $5.9 million related to stock-based compensation to employees. As of June 30, 2000, deferred compensation remaining to be amortized totaled $1.7 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $1,184,000 and $1,661,000 for the three and six months ended June 30, 2000, respectively. E.piphany expects amortization of approximately $606,000 in the last two quarters of 2000 and $775,000, $306,000, and $25,000 for the years ended December 31, 2001, 2002, and the first half of 2003, respectively.

INTEREST INCOME, NET

        The increase in interest income, net of interest expense, for the six months ended June 30, 2000 when compared to the same period in the prior year was due to increased cash balances as a result of the completion of E.piphany's initial public offering in September 1999 and its secondary offering in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities totaled $9.3 million and $7.2 million for the six months ended June 30, 2000 and 1999, respectively. Cash used in operating activities for each period resulted from net losses in those periods. For the period ended June 30, 2000, cash used in operating activities also resulted from an increase in accounts receivable and prepaid expenses and other assets. These uses of cash were partially offset by an increase in accrued liabilities and deferred revenue.

   Net cash provided by investing activities totaled $19.4 million for the six months ended June 30, 2000 compared to $0.8 million used in investing activities for the six months ended June 30, 1999. The increase resulted from cash acquired from E.piphany's acquisitions during the first six months of 2000.

   Net cash provided by financing activities totaled $351.0 million and $14.3 million for the six months ended June 30, 2000 and 1999, respectively. The increase was due primarily to the receipt of proceeds from E.piphany's recently completed secondary offering.

   At June 30, 2000, E.piphany had $419.2 million in cash and cash equivalents and $20.3 million in short-term investments. E.piphany had a $3.0 million term loan under a senior credit facility which was paid in full during January 2000.

   On January 20, 2000, E.piphany completed a follow-on public offering. E.piphany issued 1,993,864 shares of common stock in exchange for net proceeds of approximately $338.4 million, after deduction of the underwriters' discount and expenses. In connection with the follow-on offering on February 15, 2000, the underwriters' exercised an option to purchase from E.piphany an additional 104,342 shares of common stock, resulting in additional net proceeds of approximately $17.7 million, after the underwriters' discount and expenses. The aggregate number of shares of E.piphany common stock issued in the follow-on offering was 2,098,206, resulting in aggregate net proceeds of approximately $356.1 million, after the underwriters' discount and expenses.

   In addition, E.piphany had a subordinated debt facility with Comdisco, Inc. under which E.piphany is entitled to borrow up to $10.0 million, over 42 months beginning June 1999 at a fixed interest rate of 10.0%. The outstanding balance of $5.0 million from this loan was paid in full during January 2000. E.piphany also has a $2.0 million equipment lease line with Comdisco. Under the equipment lease line, E.piphany is entitled to lease equipment with payment terms extending over 42 months. The ability to lease new equipment expired on May 31, 2000 and borrowings bear interest at 8.5% for the first six months of the lease, and 8.0% thereafter.

   As of June 30, 2000, E.piphany's principal sources of liquidity included $419.2 million of cash and cash equivalents and $20.3 million in short-term investments. E.piphany anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. E.piphany believes that its current cash and cash equivalents and short-term investments will be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If E.piphany requires additional capital resources to grow its business internally or to acquire complementary technologies and businesses at any time in the future, E.piphany may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to E.piphany's stockholders. E.piphany cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to it in the future.


RISK FACTORS

WE MAY NOT REALIZE ANY BENEFITS FROM OUR RECENT MERGERS.

   Achieving the benefits of the mergers with Octane and other companies E.piphany acquired will depend in part on the integration of technology, operations and personnel. The integration of E.piphany with these companies is a complex, time consuming and expensive process and may disrupt E.piphany's business if not completed in a timely and efficient manner. Among the challenges involved in this integration are demonstrating to customers and suppliers that the merger will not result in adverse changes in client service standards or business focus, persuading E.piphany's employees and employees of these companies that our business cultures are compatible and retaining key personnel. Neither we nor these companies have experience in integrating operations on the scale represented by the mergers, and it is not certain that we can successfully integrated these companies in a timely manner or at all or that any of the anticipated benefits of the mergers will be realized. Failure to do so could seriously harm our business, financial condition and operating results.

IF WE DO NOT INTEGRATE OUR TECHNOLOGY QUICKLY AND EFFECTIVELY WITH ACQUIRED TECHNOLOGIES, MANY OF THE POTENTIAL BENEFITS OF OUR RECENT MERGERS MAY NOT BE REALIZED.

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

THE MERGERS MAY RESULT IN A LOSS OF EMPLOYEES.

   Despite our efforts to hire and retain quality employees, we might lose some of our own employees or employees of the companies we acquired following the mergers. Competition for qualified management, engineering and technical employees in the software industry is intense. We may have a different corporate culture from the companies we acquired, and employees of these companies may not want to work for a larger, publicly-traded company instead of a smaller, start-up company. Some key employees of Octane hold options which partially vested as a result of the merger, and this may affect our ability to retain these employees. In addition, competitors may recruit employees during integration, as is common in high technology mergers. As a result, employees could leave with little or no prior notice. We cannot assure you that the combined company will be able to attract, retain and integrate employees following the merger.

   In addition, in connection with the mergers, certain employees have entered into employment and non-competition agreements which will restrict their ability to compete with us if they leave. We cannot assure you of the enforceability of these non-competition agreements or that these employees will continue to work at E.piphany under their employment agreements.

THE MERGERS MAY RESULT IN A LOSS OF CUSTOMERS.

   As a result of the mergers some customers or potential customers may not continue to do business with us. In such case, we may lose significant revenue these companies might have otherwise received had the mergers not occurred.

MERGER RELATED ACCOUNTING CHARGES WILL DELAY AND REDUCE OUR PROFITABILITY.

   The Octane acquisition and acquisition of other companies are being accounted for by us under the "purchase" method of accounting. Under the purchase method, the purchase price of the companies acquired is allocated to the assets and liabilities acquired. As a result, we will incur accounting charges from the mergers which will delay and reduce our profitability. These charges are currently estimated to include:

   - amortization of intangible assets estimated to be approximately $3.2 billion amortized over three years in connection with the acquisition of Octane, RightPoint, eClass, and iLeverage,

   - in-process research and development of approximately $47 million, to be expensed in the six months ended June 30, 2000, and

   -  other costs not currently known.

E.PIPHANY HAS A HISTORY OF LOSSES, EXPECTS LOSSES IN THE FUTURE AND MAY NOT EVER BECOME PROFITABLE.

   We incurred net losses of $214.5 million for the six months ended June 30, 2000, $22.4 million in the year ended December 31, 1999, $10.3 million in the year ended December 31, 1998 and $3.1 million in the year ended December 31, 1997. We had an accumulated deficit of $250.4 million as of June 30, 2000, and $35.9 million as of December 31, 1999. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane, RightPoint, eClass, and iLeverage, we will incur significant accounting charges for the amortization of intangible assets over the three years following these mergers. These losses will be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with its expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

OUR LIMITED OPERATING HISTORY AND THE LIMITED OPERATING HISTORY OF THE COMPANIES WE ACQUIRED, MAKES FINANCIAL FORECASTING AND EVALUATION OF OUR BUSINESS DIFFICULT.

   Our limited operating history and the limited operating history of the companies that we acquired makes it difficult to forecast the combined company's future operating results. We were founded in November 1996 and began developing products in 1997. Octane was founded in 1997 and began developing products in 1998. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998, and began shipping the E.piphany E.4 System software in June 1999. Octane began offering its products in the third quarter of 1999. Since neither we nor the companies we acquired have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if E.piphany, Octane and the other companies we acquired had a longer business history.

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

THE LOSS OF KEY PERSONNEL OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

   Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is intense, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel are bound by an employment agreement and the Octane employees who entered into agreements in connection with the merger, and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

   The market price of our common stock has fluctuated substantially since our initial public offering in September 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer priced below market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected. Furthermore, a substantial portion of the equity incentives previously granted to Octane employees accelerated and became substantially vested upon the closing of the merger. New options granted to Octane employees at the current market price of our common stock may not be sufficient to retain Octane employees.

IF CUSTOMERS DO NOT CONTRACT DIRECTLY WITH CONSULTING ORGANIZATIONS TO IMPLEMENT AND SUPPORT OUR PRODUCTS, OUR REVENUES, PROFITABILITY AND MARGINS MAY BE HARMED.

   Our principal focus is providing software solutions rather than services. As a result, we encourage our customers to purchase consulting, implementation, maintenance and training services directly from consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of services directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

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

   Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services organization, which employed a staff of 239 as of June 30, 2000, or from outside consulting organizations. When we provide these services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed.

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

   Our services revenues, which includes fees for consulting, implementation, maintenance and training, were 42% of our revenues for the six months ended June 30, 2000, 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our services revenues have substantially lower gross margins than license revenues. Our cost of services revenues for the six months ended June 30, 2000 and the year ended December 31, 1999 was 94% and 102%, respectively, of our services revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

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

   We compete principally with vendors of:

   - data management and data analysis software tools, such as Broadbase, Business Objects, Informatica, and Microstrategy,

   - enterprise application software, such as Oracle, PeopleSoft, SAP and Siebel Systems,

   - marketing campaign management software tools, such as Exchange Applications, Prime Response, and Recognition Systems,

   - software that recommends products to customers in real-time such as Net Perceptions, and

   - electronic customer relationship management software, such as Kana Communications, eGain, and Primus Knowledge Solutions.

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

IF OUR PRODUCTS DO NOT STAY COMPATIBLE WITH CURRENTLY POPULAR SOFTWARE PROGRAMS, WE MAY LOSE SALES AND REVENUES.

   The E.piphany E.4 System must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers.

   In order to operate the E.piphany E.4 System, the system must be installed on both a computer server running the Microsoft Windows NT or Windows 2000 computer operating systems and a computer server running database software from Microsoft or Oracle. E.piphany is currently modifying its respective software to also operate on UNIX operating systems and IBM DB2 databases. If we fail to successfully complete these modifications in a timely manner, we may lose sales and revenues. In addition, users access the E.piphany E.4 System through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of these software products, we may be unable to build and enhance our products on schedule.

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

OUR PRODUCTS HAVE LONG SALES CYCLES WHICH MAKES IT DIFFICULT TO PLAN EXPENSES AND FORECAST RESULTS.

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

IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

   In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Ernst & Young, KPMG and PricewaterhouseCoopers; resellers, including Acxiom, Harte-Hanks and Pivotal; and application service providers that provide access to our software to their customers over the Internet, including Corio and Interrelate. If the third parties with whom we and Octane have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

   We must also effectively take advantage of the resources and expertise of third parties to help it develop the E.piphany E.4 System. Our agreements with third parties do not require them to help us develop new software. If we fail to effectively work with third parties, our ability to increase revenues by broadening our software solution offerings, particularly in additional specific industries, will be limited.

IF WE FAIL TO EXPAND OUR DIRECT AND INDIRECT SALES CHANNELS, WE WILL NOT BE ABLE TO INCREASE REVENUES.

   In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase both our direct and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales, but we intend to increase sales through indirect sales channels in the future. We also need to expand our direct sales force by hiring additional salespersons and sales management.

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

WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED.

   We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 753 as of June 30, 2000. The acquisition of Octane and future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

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

   We have been contacted by a company which has asked us to evaluate the need for a license of a patent the company holds directed to data extraction technology. This company has filed litigation alleging infringement of its patent against several of our competitors. We cannot assure you that the holder of the patent will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter which are confidential until the patent is issued.

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

   -  differing labor regulations,

   -  unexpected changes in regulatory requirements,

   - changes in a specific country's or region's political or economic conditions,

   - greater difficulty in establishing, staffing and managing foreign operations, and

   -  fluctuating exchange rates.

   E.piphany plans to expand its international operations in the near future, and this will require a significant amount of attention from our management and substantial financial resources. E.piphany has begun its efforts at international expansion in Europe and, as of June 30, 2000, had 37 sales and marketing professionals located in the United Kingdom, Australia, Germany and France. E.piphany is also exploring other regions for future expansion.

IF WE ACQUIRE ADDITIONAL COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR ADVERSELY AFFECT OUR OPERATING RESULTS.

   In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

   -  properly evaluate the technology,

   - accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the risk factors section of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Rate Risk

   To date, all of our recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

   As of June 30, 2000, we had cash and cash equivalents of $419.2 million which consisted of cash and highly liquid short-term investments. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $2.1 million. As of June 30, 2000, we did not have any short-term or long-term debt outstanding.

                                 E.PIPHANY, INC.

                            FORM 10-Q, JUNE 30, 2000

                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

As of the date hereof, there is no material litigation pending against E.piphany. From time to time, E.piphany may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the results of operations, financial condition or prospects of E.piphany.

Item 2.  Changes in Securities and Use of Proceeds

         (a)   None.

         (b)   None.

         (c) On May 1, 2000, E.piphany issued 181,649 shares of E.piphany common stock that were not registered under the Securities Act of 1933 to acquire iLeverage Corporation, a company that develops marketing solutions for digital marketplaces. This transaction was exempt from registration under Section 3(a)(10) of the Securities Act of 1933 after a fairness hearing was conducted.

               On May 31, 2000, E.piphany issued 769,070 shares of E.piphany common stock that were not registered under the Securities Act of 1933 to acquire eClass Direct, Inc., an application service provider of permission based e-mail marketing services. This transaction was exempt from registration under Section 3(a)(10) of the Securities Act of 1933 after a fairness hearing was conducted.

         (d)   None.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 31, 2000 and the following matters were considered and voted upon:

To approve the election of Roger S. Siboni to serve as a member of E.piphany's Board of Directors.


Common Stock:   FOR:  25,529,902    AGAINST:  11,317    ABSTAIN:  0

To approve the election of Sam H. Lee to serve as a member of E.piphany's Board of Directors.


Common Stock:   FOR:  25,530,152    AGAINST:  11,067    ABSTAIN:  0

To approve the selection and appointment of Arthur Andersen LLP as E.piphany's independent public accountants.

Common Stock:   FOR:  25,535,777    AGAINST:  2,024    ABSTAIN:   3,418

     A special meeting of stockholders was held on May 31, 2000 and the following matter was considered and voted upon:

     To approve the issuance of shares of E.piphany common stock to shareholders of Octane Software, Inc. in connection with the merger of a wholly-owned subsidiary of E.piphany with Octane.

Common Stock:   FOR:  18,404,728    AGAINST:  36,191   ABSTAIN:   5,441

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1 Financial Data Schedule.

        (b)    Reports on Form 8-K

               A current report on Form 8-K was filed with the Securities and Exchange Commission by E.piphany on June 15, 2000 to report the completion of E.piphany's acquisition of eClass Direct, Inc.

               A current report on Form 8-K was filed with the Securities and Exchange Commission by E.piphany on June 8, 2000 to report the completion of E.piphany's acquisition of Octane Software, Inc. and to include financial statements of Octane Software, Inc. and pro forma financial information of E.piphany related to the acquisition.

               A current report on Form 8-K was filed with the Securities and Exchange Commission by E.piphany on May 31, 2000 to report the completion of E.piphany's acquisition of iLeverage Corporation.

                                 E.PIPHANY, INC.

                            FORM 10-Q, JUNE 30, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      E.piphany, Inc.


DATE:      August 14, 2000            SIGNATURE:  /s/ Roger S. Siboni
           --------------------                   ------------------------------
                                                  Roger S. Siboni
                                                  President, Chief Executive
                                                  Officer and Director



DATE:      August 14, 2000            SIGNATURE:  /s/ Kevin J. Yeaman
           --------------------                   ------------------------------
                                                  Kevin J. Yeaman
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS


27.1   FINANCIAL DATA SCHEDULE