Form 10-Q
period 2000-09-30
E PIPHANY INC
filed 2000-11-14
CIK 1089613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number 000-26881


                                 E.PIPHANY, INC.
               ---------------------------------------------------
               (Exact Name as Registrant specified in its charter)


           DELAWARE                                     77-0443392
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                      1900 SOUTH NORFOLK STREET, SUITE 310
                           SAN MATEO, CALIFORNIA 94403
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (650) 356-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        The number of shares outstanding of the registrant's common stock, par value $.0001 per share, as of September 30, 2000, was 45,354,636.

                                 E.PIPHANY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                          PAGE NO.
----------------------------------------------------------------------------------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets --                             3
            As of December 31, 1999 and September 30, 2000

        Condensed Consolidated Statements of Operations --                   4
            Three and nine months ended September 30, 1999 and 2000

        Condensed Consolidated Statements of Cash Flows --                   5
            Nine months ended September 30, 1999 and 2000

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of                             11
        Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk          30


--------------------------------------------------------------------------------
PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   31

Item 2. Changes in Securities and Use of Proceeds                           31

Item 3. Defaults Upon Senior Securities                                     31

Item 4. Submission of Matters to a Vote of Securities Holders               31

Item 5. Other Information                                                   31

Item 6. Exhibits and reports on Form 8-K                                    31


--------------------------------------------------------------------------------
SIGNATURES                                                                  32
--------------------------------------------------------------------------------

                                 E.PIPHANY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                 1999                2000
                                                              -----------        ------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................         $  58,084          $   313,257
  Short-term investments .............................            22,926               99,872
  Accounts receivable, net ...........................             5,502               21,693
  Prepaid expenses and other assets ..................             2,959                6,924
                                                               ---------          -----------
     Total current assets ............................            89,471              441,746
Property and equipment, net ..........................             3,932               15,718
Goodwill and purchased intangibles ...................                --            2,810,864
Other assets .........................................               183                  848
                                                               ---------          -----------
     Total assets ....................................         $  93,586          $ 3,269,176
                                                               =========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations .......         $     237          $       693
  Current portion of notes payable ...................               894                   --
  Trade accounts payable .............................               650                2,737
  Accrued merger costs ...............................                --                7,671
  Accrued compensation ...............................             3,504               12,749
  Accrued other ......................................             2,192               15,831
  Deferred revenue ...................................             3,643               18,304
                                                               ---------          -----------
     Total current liabilities .......................            11,120               57,985
Capital lease obligations, net of current portion ....               399                  765
Notes payable, net of current portion ................             7,425                   --
                                                               ---------          -----------
     Total liabilities ...............................            18,944               58,750
                                                               ---------          -----------
Stockholders' equity:
  Common stock .......................................                 5                    6
  Additional paid-in capital .........................           113,636            3,742,435
  Warrants to purchase preferred stock ...............               143                   --
  Notes receivable ...................................              (640)              (2,758)
  Accumulated and other comprehensive income .........               (31)                (240)
  Deferred compensation ..............................            (2,602)              (1,355)
  Accumulated deficit ................................           (35,869)            (527,662)
                                                               ---------          -----------
     Total stockholders' equity ......................            74,642            3,210,426
                                                               ---------          -----------
     Total liabilities and stockholders' equity ......         $  93,586          $ 3,269,176
                                                               =========          ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ------------------------       ------------------------
                                                                 1999           2000            1999           2000
                                                               --------       ---------       --------       ---------
Revenues:
  Product license .......................................      $  2,704       $  21,382       $  5,633       $  43,943
  Services ..............................................         2,640          17,758          4,835          34,131
                                                               --------       ---------       --------       ---------
     Total revenues .....................................         5,344          39,140         10,468          78,074
                                                               --------       ---------       --------       ---------
Cost of revenues:
  Product license .......................................            58             342             83             766
  Services ..............................................         2,957          17,307          5,445          32,703
                                                               --------       ---------       --------       ---------
     Total cost of revenues .............................         3,015          17,649          5,528          33,469
                                                               --------       ---------       --------       ---------
     Gross profit .......................................         2,329          21,491          4,940          44,605
                                                               --------       ---------       --------       ---------
Operating expenses:
  Research and development ..............................         1,857           8,533          4,722          17,699
  Sales and marketing ...................................         5,225          19,872         11,576          46,989
  General and administrative ............................         1,262           6,207          2,546          12,503
  In-process research and development charge ............            --              --             --          47,000
  Amortization of goodwill and purchased intangibles ....            --         269,904             --         427,162
  Stock-based compensation ..............................           742             332          2,314           1,993
                                                               --------       ---------       --------       ---------
     Total operating expenses ...........................         9,086         304,848         21,158         553,346
                                                               --------       ---------       --------       ---------
     Loss from operations ...............................        (6,757)       (283,357)       (16,218)       (508,741)
Other income (expense), net .............................           (32)          6,088             83          16,948
                                                               --------       ---------       --------       ---------
     Net loss ...........................................      $ (6,789)      $(277,269)      $(16,135)      $(491,793)
                                                               ========       =========       ========       =========
Basic and diluted net loss per share ....................      $  (0.91)      $   (6.52)      $  (2.90)      $  (13.91)
                                                               ========       =========       ========       =========
Shares used in computing basic and diluted net
    loss per share ......................................         7,446          42,542          5,563          35,348
                                                               ========       =========       ========       =========
Pro forma basic and diluted net loss per share ..........      $  (0.38)      $   (6.52)      $  (1.00)      $  (13.91)
                                                               ========       =========       ========       =========
Shares used in computing pro forma basic and diluted
    net loss per share ..................................        18,002          42,542         16,197          35,348
                                                               ========       =========       ========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ------------------------
                                                                               1999            2000
                                                                             --------       ---------
                                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss ............................................................      $(16,135)      $(491,795)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization ....................................           549           2,045
     Allowance for doubtful accounts ..................................            50           1,450
     Noncash compensation expense .....................................         2,314           1,993
     Noncash interest expense .........................................            47              --
     In-process research and development charge .......................            --          47,000
     Amortization of goodwill and purchased intangibles ...............            --         427,162
     Changes in operating assets and liabilities, net of effect of acquisitions:
       Accounts receivable ............................................        (2,000)        (13,677)
       Prepaid expenses and other assets ..............................        (1,763)         (3,030)
       Trade accounts payable .........................................           572           1,220
       Accrued liabilities ............................................         3,414           1,033
       Deferred revenue ...............................................         2,157          12,503
                                                                             --------       ---------
          Net cash used in operating activities .......................       (10,795)        (14,126)
                                                                             --------       ---------
Cash flows from investing activities:
  Purchases of property and equipment .................................        (1,594)         (8,583)
  Cash acquired in acquisitions .......................................            --          24,282
  Direct costs of purchase transactions ...............................            --         (21,330)
  Purchases and sales of investments, net .............................            --         (76,918)
                                                                             --------       ---------
          Net cash (used in) investing activities .....................        (1,594)        (82,549)
                                                                             --------       ---------
Cash flows from financing activities:
  Borrowings on line of credit ........................................         8,000              --
  Repayments on line of credit ........................................          (135)         (8,319)
  Principal payments on capital lease obligations .....................           (44)           (405)
  Proceeds from secondary offering, net ...............................        69,866         356,108
  Repayments on notes receivable ......................................            --             246
  Proceeds from sale of convertible preferred stock, net ..............         5,970              --
  Proceeds from sale of common stock, net of repurchases ..............         4,838           4,455
                                                                             --------       ---------
          Net cash provided by financing activities ...................        88,495         352,085
                                                                             --------       ---------
Effect of foreign exchange rates on cash and cash equivalents .........            --            (237)
                                                                             --------       ---------
Net increase in cash and cash equivalents .............................        76,106         255,173
Cash and cash equivalents at beginning of period ......................        13,595          58,084
                                                                             --------       ---------
Cash and cash equivalents at end of period ............................      $ 89,701       $ 313,257
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

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine months ended September 30, 2000. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The accompanying condensed consolidated financial statements include the accounts of E.piphany and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

        The functional currency of E.piphany's subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the financial statements are reported as a separate component of stockholders' equity, which through September 30, 2000 have not been material. Foreign currency transaction gains and losses are included in other income (expense) and as of September 30, 2000 these transactions have not been material.

3. COMPREHENSIVE INCOME (LOSS)

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine months ended September 30, 1999, and the three and nine months ended September 30, 2000, E.piphany's comprehensive income (loss) did not differ materially from reported net loss.

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

        The following table presents the calculation of basic and pro forma basic net loss per share (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ------------------------       ------------------------
                                                        1999            2000           1999            2000
                                                      --------       ---------       --------       ---------
Net loss .......................................      $ (6,789)      $(277,269)      $(16,135)      $(491,793)
                                                      ========       =========       ========       =========
Basic and diluted:
Weighted average shares of common stock
outstanding ....................................        11,448          45,268          9,913          37,988
Less: Weighted average shares subject to
repurchase .....................................        (4,002)         (2,726)        (4,350)         (2,640)
                                                      --------       ---------       --------       ---------
Weighted average shares used in computing
basic and diluted net loss per common share ....         7,446          42,542          5,563          35,348
                                                      ========       =========       ========       =========
Basic and diluted net loss per common share ....      $  (0.91)      $   (6.52)      $  (2.90)      $  (13.91)
                                                      ========       =========       ========       =========

Net loss .......................................      $ (6,789)      $(277,269)      $(16,135)      $(491,793)
                                                      ========       =========       ========       =========

Shares used above ..............................         7,446          42,542          5,563          35,348
Pro forma adjustment to reflect weighted
effect of assumed conversion of
convertible preferred stock ....................        10,556              --         10,634              --
                                                      --------       ---------       --------       ---------
Shares used in computing pro forma basic and
diluted net loss per common share ..............        18,002          42,542         16,197          35,348
                                                      ========       =========       ========       =========
Pro forma basic and diluted net loss per
common share ...................................      $  (0.38)      $   (6.52)      $  (1.00)      $  (13.91)
                                                      ========       =========       ========       =========


        E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 17,968,795 and 7,295,102 for the three months ended September 30, 1999 and September 30, 2000, respectively. The total number of shares excluded from the calculations of basic and diluted net loss per share were 18,503,754 and 7,227,565 for the nine months ended September 30, 1999 and September 30, 2000, respectively.

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

6. ACQUISITIONS

The Octane Acquisition

        On May 31, 2000, E.piphany acquired Octane Software, Inc. ("Octane") in a merger transaction. Octane is a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the Octane Merger Agreement, stockholders of Octane received approximately 0.5097 shares of E.piphany common stock for each share of Octane common stock they owned at the time the merger was consummated. In addition, options and warrants to acquire Octane common stock were converted as a result of the merger into equivalent options and warrants for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $2.7 billion, of which $25.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $2.7 billion were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $297.9 million at September 30, 2000.

        The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

        In connection with the acquisition of Octane, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets ...................      $    24,828
Property, plant and equipment and other noncurrent assets ....            4,518
Note receivable from stockholder .............................            1,179
Purchased intangibles, including in-process technology .......        2,705,946
Current liabilities assumed ..................................          (26,078)
                                                                    -----------
          Net assets acquired ................................      $ 2,710,393
                                                                    ===========


The eClass Acquisition

        On May 31, 2000, E.piphany acquired eClass Direct, Inc. ("eClass") in a merger transaction. eClass is an application service provider of permission-based e-mail marketing services. Under the terms of the eClass Merger Agreement, stockholders of eClass received approximately 0.1411 shares of E.piphany common stock for each share of eClass common stock. In addition, options to acquire eClass common stock were converted as a result of the merger into equivalent options for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $50.3 million. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $48.6 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $5.4 million at September 30, 2000. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

        In connection with the acquisition, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets ....      $  1,571
Property, plant and equipment .................           250
Purchased intangibles .........................        48,620
Current liabilities assumed ...................          (127)
                                                     --------
          Net assets acquired .................      $ 50,314
                                                     ========

The iLeverage Acquisition

        On May 1, 2000, E.piphany acquired iLeverage Corporation ("iLeverage") in a merger transaction. iLeverage develops marketing solutions for digital marketplaces. Under the terms of the iLeverage Merger Agreement, stockholders of iLeverage received approximately 0.007 and 0.008097 shares of E.piphany common stock for each share of iLeverage common stock and preferred stock, respectively. In addition, options to acquire iLeverage common stock were converted as a result of the merger into equivalent options for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $29.0 million. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $29.1 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $4.0 million at September 30, 2000. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

        In connection with the acquisition of iLeverage, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets ....      $    285
Purchased intangibles .........................        29,143
Current liabilities assumed ...................          (391)
                                                     --------
          Net assets acquired .................      $ 29,037
                                                     ========

The RightPoint Acquisition

        On January 4, 2000, E.piphany acquired RightPoint Software, Inc. ("RightPoint") in a merger transaction. RightPoint develops and markets real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. Under the terms of the RightPoint Merger Agreement, shareholders of RightPoint received approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they owned at the time the merger was consummated. In addition, options and warrants to acquire RightPoint common stock were converted as a result of the merger into equivalent options and warrants for E.piphany common stock, based upon the exchange ratio. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $479.3 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $119.8 million at September 30, 2000.

        The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

        In connection with the acquisition of RightPoint, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets ...................      $   3,076
Property, plant and equipment and other noncurrent assets ....            817
Note receivable from stockholder .............................          1,185
Purchased intangibles, including in-process technology .......        501,318
Current liabilities assumed ..................................         (9,633)
                                                                    ---------
          Net assets acquired ................................      $ 496,763
                                                                    =========

        The following table presents the unaudited pro forma results assuming that E.piphany had merged with Octane, eClass, iLeverage and RightPoint at the beginning of fiscal year 1999. Net income has been adjusted to exclude the write-offs of acquired in-process research and development of approximately $47.0 million and includes amortization of purchased intangibles of approximately $809.5 million for the nine months ended September 30, 1999 and 2000. Net income also includes $2.3 million and $2.0 million of stock based compensation for the nine months ended September 30, 1999 and 2000, respectively, and $14.0 million of acquisition related costs for the nine months ended September 30, 2000. This information may not necessarily be indicative of the future combined results of operations of Epiphany (in thousands, except per share amounts).

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                   -------------------------
                                     1999             2000
                                   ---------       ---------
Revenues ....................      $  17,983       $  85,962
Net loss ....................      $(836,816)      $(860,933)
Basic net loss per share ....      $  (26.41)      $  (20.40)

7. SUBSEQUENT EVENT

        On October 19, 2000, the Company announced a 3-for-2 stock split for stockholders of record on October 30, 2000. The stock split will be effected through a stock dividend that is payable on November 13, 2000. The Company has not reflected the effects of this split in the accompanying financial statements.

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

OVERVIEW

        E.piphany develops, markets and sells E.piphany E.5, an integrated suite of customer relationship management software solutions that provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement E.piphany E.5 to collect and analyze data from their existing software systems, and from third party data providers, to better understand and proactively and personally interact with their customers across a variety of channels. Business users within these companies can use this information to design and execute marketing campaigns as well as personalize products, services and related interactions.

        E.piphany was founded in November 1996. From E.piphany's founding through the end of 1997, E.piphany primarily engaged in research activities, developing products and building business infrastructure. E.piphany began shipping its first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. During 1998, E.piphany introduced several other software products, and in August 2000, E.piphany began shipping its E.piphany E.5 System software solutions. Although E.piphany's revenues consistently increased from quarter to quarter during 1998 and 1999, E.piphany incurred significant costs to develop its technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand its general and administrative infrastructure. E.piphany's total headcount has increased from 69 employees at December 31, 1998 to 849 employees at September 30, 2000.

ACQUISITIONS

THE OCTANE ACQUISITION

        On May 31, 2000, E.piphany acquired Octane Software, Inc., a next-generation provider of multi-channel customer interaction applications and infrastructure software for sales, service and support, in a merger transaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of Octane in exchange for 11,568,951 shares of E.piphany's common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,224,559 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Octane's operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the three and nine months ended September 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

THE eCLASS ACQUISITION

        On May 31, 2000, E.piphany acquired eClass Direct, Inc., an application service provider of permission-based e-mail marketing services in a merger transaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of eClass in exchange for 722,687 shares of E.piphany's common stock. In addition, options of eClass were converted into options to purchase approximately 46,383 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of eClass' operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the three and nine months ended September 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

THE iLEVERAGE ACQUISITION

        On May 1, 2000, E.piphany acquired iLeverage Corporation, a start-up company that develops marketing solutions for digital marketplaces. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of iLeverage in exchange for 118,097 shares of E.piphany's common stock. In addition, options of iLeverage were converted into options to purchase approximately 63,487 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of iLeverage's operations subsequent to May 1, 2000 have been included in E.piphany's operating results for the three and nine months ended September 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

THE RIGHTPOINT ACQUISITION

        On January 4, 2000, E.piphany acquired RightPoint Software, Inc., a provider of real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for 3,076,661 shares of E.piphany's common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 530,000 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of RightPoint's operations subsequent to January 4, 2000 have been included in E.piphany's operating results for the three and nine months ended September 30, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

        E.piphany generates revenues principally from licensing its software products directly to customers and providing related professional services including implementation, consulting, support and training. Through September 30, 2000, substantially all of E.piphany's revenues have been derived from sales through E.piphany's direct sales force. During 2000, E.piphany expanded its international sales efforts which accounted for 10% of revenues for the three months ended September 30, 2000. E.piphany's license agreements generally provide that customers pay a software license fee for one or more software solutions for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.5 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from E.piphany. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

        Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their needs. Customers have generally purchased these services directly from E.piphany through E.piphany's internal professional services organization on either a fixed fee or a time and expense basis. E.piphany has historically supplemented the capacity of its internal professional services organization by subcontracting some of these services to consulting organizations, especially to those organizations with which E.piphany has relationships such as KPMG and PricewaterhouseCoopers. However, E.piphany intends to increasingly encourage customers to purchase services directly from these consulting organizations. E.piphany believes that this would increase the number of consultants who can provide consulting and implementation services related to E.piphany's software products and that it would increase E.piphany's overall gross margins by increasing E.piphany's percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. E.piphany also believes that it will encourage these consulting organizations to generate sales leads within their customer base.

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

        To date, when E.piphany manages the implementation process for its customers, the implementation services have been considered essential to the functionality of the software products. Accordingly, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Prior to 1999, E.piphany recognized substantially all of its revenues using the completed contract method as estimates of costs and efforts necessary to complete the implementation were generally not reliable given E.piphany's lack of history with implementing its products. In 2000 and future years, E.piphany expects to recognize most of its revenues using the percentage of completion method, and therefore both product license and services revenues are recognized as work progresses. While E.piphany's software solutions can generally be implemented in less than sixteen weeks, implementation can take longer depending on the solution which has been licensed, the number of software solutions licensed, the complexity of the customer's information technology environment and the resources directed by customers to the implementation projects. To date, E.piphany has managed the implementation of E.piphany's solutions for the substantial majority of its customers. When E.piphany subcontracts services to consulting organizations, E.piphany is responsible for managing the implementation. To the extent that customers contract directly with consulting organizations to provide implementation services and E.piphany does not manage the implementation, license revenues are recognized when the relevant conditions of SOP 97-2 are met. Some of E.piphany's contracts provide for the delivery of unspecified future products over a period of time. Accordingly, payments received from E.piphany's customers upon the signing of these agreements are deferred and the revenues are recognized ratably over the contract period. Revenue allocated to training and other services is recognized as the services are performed.

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

RESULTS OF OPERATIONS

REVENUES

        Total revenues increased to $39.1 million for the three months ended September 30, 2000, from $5.3 million for the three months ended September 30, 1999. Total revenues increased to $78.1 million for the nine months ended September 30, 2000, from $10.5 million for the nine months ended September 30, 1999.

        Product license revenues increased to $21.4 million, or 55% of total revenue, for the three months ended September 30, 2000 from $2.7 million, or 51% of total revenue, for the three months ended September 30, 1999. Product license revenues increased to $43.9 million, or 56% of total revenue, for the nine months ended September 30, 2000 from $5.6 million, or 54% of total revenue, for the nine months ended September 30, 1999. The increase in dollar amount of product license revenues was due to both an increase in the number of licenses sold and the average size of the licenses, and resulted primarily from the growth of E.piphany's direct sales force and the introduction and shipment of new products.

        Services revenues increased to $17.8 million, or 45% of total revenues, for the three months ended September 30, 2000 from $2.6 million, or 49% of revenues, for the three months ended September 30, 1999. Services revenues increased to $34.1 million, or 44% of total revenues, for the nine months ended September 30, 2000 from $4.8 million, or 46% of revenues, for the nine months ended September 30, 1999. The increase in dollar amount of services revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to E.piphany's new customers.

        The relative amount of services revenues as compared to license revenues has varied based on the volume of license fees for software solutions compared to the volume of product license fees for additional users, which generally do not require services. In addition, the amount of services E.piphany provides for a software solution can vary greatly depending on the solution which has been licensed, the complexity of the customers' information technology environment, the resources directed by customers to their implementation projects, the number of users licensed and the extent to which consulting organizations provide services directly to customers. Services revenues have substantially lower margins relative to product license revenues. This is especially true when E.piphany is required to subcontract with consulting organizations to supplement its internal professional services organization. It generally costs E.piphany more to subcontract with consulting organizations to provide these services than to provide these services itself. To offset the effect that providing services itself or through subcontractors has on E.piphany's gross margins, E.piphany intends to further encourage customers to contract directly with consulting organizations for implementation and consulting services. Encouraging direct contracts between E.piphany's customers and consulting organizations may also increase the overall amount of services available to customers and generate sales leads. E.piphany does not receive any services revenues when customers contract directly with consulting organizations for implementation and consulting services. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, E.piphany's overall gross margins will decline.

COST OF REVENUES

        Total cost of revenues increased to $17.6 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. Total cost of revenues increased to $32.7 million for the nine months ended September 30, 2000 from $5.5 million for the nine months ended September 30, 1999. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $17.3 million, or 97% of services revenues, for the three months ended September 30, 2000 from $3.0 million, or 112% of services revenues, for the three months ended September 30, 1999. Cost of services revenues increased to $32.7 million, or 96% of services revenues, for the nine months ended September 30, 2000 from $5.4 million, or 113% of services revenues, for the nine months ended September 30, 1999. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has almost exceeded service revenues during the three months and nine months ended September 30, 2000, and during the three months and nine months ended September 30, 1999 exceeded services revenues, due to the rapid growth of E.piphany's services organization and E.piphany's investment in experienced management in anticipation of future revenue growth.

OPERATING EXPENSES

        Research and Development

        Research and development expenses consist primarily of personnel and related costs associated with E.piphany's product development efforts. Research and development expenses increased to $8.5 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999. Research and development expenses increased to $17.7 million for the nine months ended September 30, 2000 from $4.7 million for the nine months ended September 30, 1999. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from our internal growth and acquisitions. Research and development expenses as a percentage of total revenues decreased from 35% for the three months ended September 30, 1999 to 22% for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenues decreased from 45% for the nine months ended September 30, 1999 to 23% for the nine months ended September 30, 2000. Research and development expenses as a percentage of total revenues decreased primarily due to growth in E.piphany's revenues. E.piphany believes that investments in product development are essential to its future success and expects that the absolute dollar amount of research and development expenses will increase in future periods.

        Sales and Marketing

        Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $19.9 million for the three months ended September 30, 2000 from $5.2 million for the three months ended September 30, 1999. Sales and marketing expenses increased to $47.0 million for the nine months ended September 30, 2000 from $11.6 million for the nine months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues decreased from 98% for the three months ended September 30, 1999 to 51% for the three months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenues decreased from 111% for the nine months ended September 30, 1999 to 60% for the nine months ended September 30, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees from internal growth and acquisitions. Sales and marketing expenses as a percentage of total revenues decreased primarily due to growth in E.piphany's revenues. E.piphany expects that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of its sales force, including the establishment of sales offices in additional domestic and international locations including Europe and Asia, and due to expected additional increases in advertising and marketing programs and other promotional activities.

        General and Administrative

        General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $6.2 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999. General and administrative expenses increased to $12.5 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from our internal growth and acquisitions necessary to support our expanding operations. General and administrative expenses as a percentage of total revenues decreased from 24% for the three months ended September 30, 1999 to 16% for the three months ended September 30, 2000. General and administrative expenses as a percentage of total revenues decreased from 24% for the nine months ended September 30, 1999 to 16% for the nine months ended September 30, 2000. General and administrative expenses as a percentage of total revenues decreased primarily due to growth in E.piphany's revenues. E.piphany expects general and administrative expenses to increase in absolute dollars in future periods.

        Amortization of Goodwill and Purchased Intangibles

        Goodwill and purchased intangibles represent the purchase price of Octane, RightPoint, eClass and iLeverage in excess of identified tangible assets. During the first nine months of 2000, E.piphany recorded approximately $3.2 billion of goodwill and purchased intangibles, which are being amortized on a straight-line basis over three years. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. E.piphany recorded amortization expense of $269.9 million and $427.2 million for the three months and the nine months ended September 30, 2000, respectively. There can be no assurance that the value of the goodwill and purchased intangible assets may not become impaired prior to its amortization.

        In-Process Research and Development Charge

        In connection with the Octane acquisition we recorded a charge of $25.0 million in the quarter ended June 30, 2000. In connection with the RightPoint acquisition we recorded a charge of $22.0 million in the quarter ended March 31, 2000. Please see Note 6 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

        Stock-Based Compensation

        Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of E.piphany's common stock and compensation related to equity instruments issued to non-employees for services rendered. E.piphany has recorded aggregate deferred compensation of $5.9 million related to stock-based compensation to employees. As of September 30, 2000, deferred compensation remaining to be amortized totaled $1.4 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $332,000 and $1,993,000 for the three and nine months ended September 30, 2000, respectively. E.piphany expects amortization of approximately $296,000 in the fourth quarter of 2000 and $774,000, $306,000, and $25,000 for the years ended December 31, 2001, 2002, and the first six months of 2003, respectively.

INTEREST INCOME, NET

        Interest income increased to $6.1 million for the three months ended September 30, 2000 from a $32,000 expense for the three months ended September 30, 1999. Interest income increased to $16.9 million for the nine months ended September 30, 2000 from $0.1 million for the nine months ended September 30, 1999. The increase in interest income, net of interest expense, for the three and nine months ended September 30, 2000 when compared to the same periods in the prior year was due to increased cash balances as a result of the completion of E.piphany's initial public offering in September 1999 and its follow-on public offering in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities totaled $14.1 million and $10.8 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used in operating activities for each period resulted from net losses in those periods. For the period ended September 30, 2000, cash used in operating activities also resulted from an increase in accounts receivable and prepaid expenses and other assets. These uses of cash were partially offset by an increase in deferred revenue.

        Net cash used in investing activities totaled $82.5 million for the nine months ended September 30, 2000 compared to $1.6 million used in investing activities for the nine months ended September 30, 1999. The increase resulted from the purchase of investments during the first nine months of 2000.

        Net cash provided by financing activities totaled $352.1 million and $88.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase was due primarily to the receipt of proceeds from E.piphany's secondary offering completed during the first quarter of 2000.

        At September 30, 2000, E.piphany had $313.3 million in cash and cash equivalents and $99.9 million in short-term investments. E.piphany had a $3.0 million term loan under a senior credit facility which was paid in full during January 2000.

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

        In addition, E.piphany had a subordinated debt facility with Comdisco, Inc. under which E.piphany was entitled to borrow up to $10.0 million over 42 months beginning June 1999 at a fixed interest rate of 10.0%. The outstanding balance as of December 31, 1999 of $5.0 million from this loan was paid in full during January 2000. E.piphany also has a $2.0 million equipment lease line with Comdisco. Under the equipment lease line, E.piphany is entitled to lease equipment with payment terms extending over 42 months. The ability to lease new equipment expired on May 31, 2000 and borrowings bear interest at 8.5% for the first six months of the lease, and 8.0% thereafter.

        As of September 30, 2000, E.piphany's principal sources of liquidity included $313.3 million of cash and cash equivalents and $99.9 million in short-term investments. E.piphany anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. E.piphany believes that its current cash and cash equivalents and short-term investments will be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If E.piphany requires additional capital resources to grow its business internally or to acquire complementary technologies and businesses at any time in the future, E.piphany may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to E.piphany's stockholders. E.piphany cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to it in the future.

RISK FACTORS

        An investment in our common stock is very risky. You should carefully consider the risks described below, together with all of the other information in this quarterly report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

        This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks faced by us described below and elsewhere in this quarterly report.


E.PIPHANY HAS A HISTORY OF LOSSES, EXPECTS LOSSES IN THE FUTURE AND MAY NOT EVER BECOME PROFITABLE.

        We incurred net losses of $491.8 million for the nine months ended September 30, 2000, $22.4 million in the year ended December 31, 1999, $10.3 million in the year ended December 31, 1998 and $3.1 million in the year ended December 31, 1997. We had an accumulated deficit of $527.7 million as of September 30, 2000, and $35.9 million as of December 31, 1999. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane, RightPoint, eClass, and iLeverage, we will incur significant accounting charges for the amortization of intangible assets over the three years following these mergers. These losses will be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.


OUR LIMITED OPERATING HISTORY AND THE LIMITED OPERATING HISTORY OF THE COMPANIES WE ACQUIRED MAKES FINANCIAL FORECASTING AND EVALUATION OF OUR BUSINESS DIFFICULT.

        Our limited operating history and the limited operating history of the companies that we acquired makes it difficult to forecast E.piphany's future operating results. E.piphany was founded in November 1996 and began developing products in 1997. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998. Since neither we nor the companies we acquired have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if E.piphany and the other companies we acquired had a longer business history.


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

THE LOSS OF KEY PERSONNEL, OR ANY INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, COULD AFFECT OUR ABILITY TO SUCCESSFULLY GROW OUR BUSINESS.

        Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is intense, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel are bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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


        Further, to the extent that consulting organizations do not provide consulting, implementation, maintenance and training services directly to our customers, we need to provide these services to our customers. We provide these services to our customers either directly through our internal professional services organization or indirectly through subcontractors we hire to perform the services on our behalf. Because our margins on service revenues are less than our margins on license revenues, our overall margins decline when we provide these services to customers. This is particularly true if we hire subcontractors to perform these services because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.


IF OUR INTERNAL PROFESSIONAL SERVICES ORGANIZATION DOES NOT PROVIDE IMPLEMENTATION SERVICES EFFECTIVELY AND ACCORDING TO SCHEDULE, OUR REVENUES AND PROFITABILITY WOULD BE HARMED.

        Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations, which employed a staff of 282 as of September 30, 2000, or from outside consulting organizations. When we provide these services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed.

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


OUR SERVICE REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR PRODUCT REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

        Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 44% of our revenues for the nine months ended September 30, 2000, 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the nine months ended September 30, 2000 and the year ended December 31,1999 was 96% and 102%, respectively, of our service revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

        Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of service revenues as compared to license revenues has varied based on the volume of software solution orders compared to the volume of additional user orders. In addition, the amount and profitability of services can depend in large part on:

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


        Many of these companies have significantly greater financial, technical, marketing, service and other resources than we do. Many of these companies also have a larger installed base of users, have been in business longer or have greater name recognition than we do. In addition, some large companies may attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors' products may be more effective than our products at performing particular functions or be more customized for particular needs. Even if these functions are more limited than those provided by our products, our competitors' software products could discourage potential customers from purchasing our products. For example, our competitors' software products may incorporate other capabilities, such as recording accounting transactions, customer orders or inventory management data. A software product that performs these functions, as well as some of the functions of our software solutions, may be appealing to some customers because it would reduce the number of different types of software necessary to effectively run their business. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

        In addition, our products must integrate with software solutions provided by a number of our existing or potential competitors. These competitors could alter their products so that our products no longer integrate well with them, or they could deny or delay access by us to advance software releases that allow us to timely adapt our products to integrate with their products.

        Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. This may increase the ability of their products to address the need for software solutions such as ours, which provide both the ability to collect data from multiple sources and analyze that data to profile customer characteristics and preferences. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors or other parties with whom we have relationships, thereby limiting our ability to sell through these channels, reducing promotion of our products and limiting the number of consultants available to implement our software.


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

        Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our E.piphany E.5 System and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. E.piphany may also lose existing customers, to whom we seek to sell additional software solutions and professional services.

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

        In addition, we have entered into customer contracts, which contain specific performance goals relating to new product releases or enhancements, and if we are not able to meet these goals, we may be required to, among other things, return fees, pay damages and offer discounts.

IF OUR PRODUCTS DO NOT STAY COMPATIBLE WITH CURRENTLY POPULAR SOFTWARE PROGRAMS, WE MAY LOSE SALES AND REVENUES.

        The E.piphany E.5 System must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers.

        In order to operate the E.piphany E.5 System, the system must be installed on both a computer server running the Microsoft Windows NT or Windows 2000 computer operating systems and a computer server running database software from Microsoft or Oracle. E.piphany is currently modifying its respective software to also operate on UNIX operating systems and IBM DB2 databases. If we fail to successfully complete these modifications in a timely manner, we may lose sales and revenues. In addition, users access the E.piphany E.5 System through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of these software products, we may be unable to build and enhance our products on schedule.

        After installation, the E.piphany E.5 System collects and analyzes data to profile customers' characteristics and preferences. This data may be stored in a variety of our customers' existing software systems, including leading systems from Oracle, PeopleSoft, Siebel Systems, SAP and Vantive, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.


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


OUR PRODUCTS HAVE LONG SALES CYCLES WHICH MAKES IT DIFFICULT TO PLAN EXPENSES AND FORECAST RESULTS.

        It takes us between three and six months to complete the majority of our sales and it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

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

        - the purchase of our products requires a significant investment of resources by a customer,

        - our customers have budget cycles which affect the timing of purchases,

        - many of our customers require competitive evaluation and internal approval before purchasing our products,

        - potential customers may delay purchases due to announcements or planned introductions of new products by E.piphany or its competitors, and

        - many of our customers are large organizations, which may require a long time to make decisions.

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

IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

        In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Deloitte & Touche, KPMG and PricewaterhouseCoopers; resellers, including Acxiom, Harte-Hanks and Pivotal; and application service providers that provide access to our software to their customers over the Internet, including Corio and Interrelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

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


WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED.

        We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 849 as of September 30, 2000. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

        -       hire, train and integrate new personnel,

        -       integrate people and technologies from acquired companies,

        -       continue to augment our financial and accounting systems,

        -       manage our sales operations, which are in several locations,

        -       expand our facilities, and

        - if we do not manage our growth effectively, our business could suffer.


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

        - properly evaluate the business, personnel and technology of the company to be acquired,

        - accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

        -       integrate and retain personnel,

        -       combine potentially different corporate cultures,

        - effectively integrate products and research and development, sales, marketing and support operations, and

        -       maintain focused on our day-to-day operations.

        Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incidence of contingent liabilities.


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

        We have been contacted by a company which has asked us to evaluate the need for a license of several patents that the company holds directed to data extraction technology. This company has filed litigation alleging infringement of its patents against several of our competitors. We cannot assure you that the holder of the patents will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter which are confidential until the patent or patents, if any, is issued.

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

        The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. Our collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

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


OUR PRODUCTS ARE NEW, AND IF THEY CONTAIN DEFECTS, OR OUR SERVICES ARE NOT PERCEIVED AS HIGH QUALITY, WE COULD LOSE POTENTIAL CUSTOMERS OR BE SUBJECT TO DAMAGES.

        We began shipping our first products in early 1998. These products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

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

        Because our software products are used for important decision-making processes and enable our customers to interact with their customers, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not successful, could:

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

        -       differing labor regulations,

        -       unexpected changes in regulatory requirements,

        - changes in a specific country's or region's political or economic conditions,

        - greater difficulty in establishing, staffing and managing foreign operations, and

        -       fluctuating exchange rates.


        We plan to expand our international operations in the near future, and this will require a significant amount of attention from our management and substantial financial resources. We have begun efforts at international expansion in Europe and, as of September 30, 2000, had 51 sales and marketing professionals located in the United Kingdom,

Australia, Germany, Canada, Japan, The Netherlands and France. We are also exploring other regions for future expansion.


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


PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF E.PIPHANY.

        Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms, which makes it difficult to remove them all at once. The acquiror would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquiror also will not be able to cumulate votes at a meeting, which will require the acquiror to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

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

        Our board of directors could choose not to negotiate with an acquiror that it did not feel was in the strategic interests of our company. If the acquiror was discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition by the antitakeover measures, you could lose the opportunity to sell your shares at a favorable price.

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

Foreign Currency Exchange Rate Risk

        To date, substantially all of our recognized revenues have been denominated in U.S. dollars and primarily from customers in the United States, and our exposure to foreign currency exchange rate changes has been immaterial. We expect, however, that future product license and services revenues may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

Interest Rate Risk

        As of September 30, 2000, we had cash and cash equivalents of $313.3 million which consisted of cash and highly liquid short-term investments. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $1.6 million. As of September 30, 2000, we did not have any short-term or long-term debt outstanding.

                                 E.PIPHANY, INC.

                          FORM 10-Q, SEPTEMBER 30, 2000

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

Item 2. Changes in Securities and Use of Proceeds

        (a)     None.

        (b)     None.

        (c)     None.

        (d)     None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                27.1 Financial Data Schedule.

        (b)     Reports on Form 8-K

                None.

                                 E.PIPHANY, INC.

                          FORM 10-Q, SEPTEMBER 30, 2000

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E.piphany, Inc.


DATE:  November 14, 2000               SIGNATURE:  /s/ Roger S. Siboni
       -----------------                           -----------------------------
                                                   Roger S. Siboni
                                                   President, Chief Executive
                                                   Officer and Director



DATE:  November 14, 2000               SIGNATURE:  /s/ Kevin J. Yeaman
       -----------------                           -----------------------------
                                                   Kevin J. Yeaman
                                                   Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit #              Description
---------              -----------
   27.1                Financial Data Schedule