Form 10-K405
period 2000-12-31
E PIPHANY INC
filed 2001-04-02
CIK 1089613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-26881

                                E.PIPHANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0443392
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)
     1900 SOUTH NORFOLK STREET, STE. 310                           94403
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates on February 28, 2001 was $926,344,000. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of common shares outstanding as of February 28, 2001 was 68,669,568.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                            FORM 10-K REFERENCE
                                                            -------------------
(1) Proxy Statement for Stockholder Meeting                       Part III
    scheduled for May 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     The information in this Annual Report on Form 10-K that is not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" in Item 1 below and the risks discussed in our other Securities Exchange Commission filings.

ITEM 1. BUSINESS

OVERVIEW

     E.piphany develops, markets and sells the E.piphany E.5 System, an integrated suite of customer relationship management (CRM) software solutions. These CRM solutions provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany E.5 System to gain insight into their customers' characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM solutions to more efficiently interact with their customers across a variety of communication and distribution channels.

     E.piphany was founded in November 1996. From E.piphany's founding through the end of 1997, E.piphany primarily engaged in research activities, developing products and building business infrastructure. E.piphany began shipping its first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. Although E.piphany's revenues consistently increased from quarter to quarter from 1998 through 2000, E.piphany incurred significant costs to develop its technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand its general and administrative infrastructure. E.piphany's total headcount has increased from 279 employees at December 31, 1999 to 979 employees at December 31, 2000.

RECENT EVENTS

     On February 20, 2001, E.piphany signed an Agreement and Plan of Reorganization to acquire Moss Software, Inc. through a merger with a wholly-owned subsidiary of E.piphany. Moss Software provides customer relationship management products with solutions that resolve its customer sales automation challenges and better manage their sales cycles. Under the terms of the agreement, E.piphany will issue up to 1,641,791 shares of common stock. The acquisition of Moss Software is subject to certain closing conditions, including the approval of Moss Software's stockholders and other customary closing conditions.

     On January 29, 2001, E.piphany acquired the intellectual property assets of Radnet, Inc. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. This transaction will add to E.piphany's strategic intellectual property and complement its current product development plan.

INDUSTRY BACKGROUND

     To remain competitive in today's dynamic business environment, many companies are seeking to not only attract new customers, but also increase the longevity and profitability of their customer relationships. To improve these customer relationships, we believe companies need to establish a single view of each customer across all of the company's various departments, distribution channels and points of customer interaction. We believe companies that achieve this single customer view can then better understand their customers and gain the loyalty of their most profitable customers by personalizing products, services and related interactions based on each customer's characteristics and preferences. Furthermore, when companies understand individual customer preferences, they can market complementary products, known as "cross-selling," or market higher-end products, known as "up-selling."

     Achieving a single customer view and improving customer relationships is difficult because most companies do not have an integrated software infrastructure for automating sales and service interactions, collecting customer data and analyzing that data to better understand and market to their customers. Moreover, the process of managing relationships with customers has changed as technology has evolved. The channels of communication between corporations' employees, partners and customers have grown to include not only traditional channels such as direct mail, the telephone, retail stores and direct sales forces, but also newer channels that include Internet-based communications. Examples of these Internet communications channels include e-mail, web commerce sites, live text "chat" and customer web self-service sites. The numerous software systems that independently automate these channels of communication and applications that automate back office functions, such as accounting and manufacturing, create tremendous amounts of customer data, such as customer demographic information or historical purchasing information. This data is often augmented by marketing data from third-party data providers.

     To gain a single customer view of each customer and improve customer relationships, companies need to implement an integrated CRM infrastructure for automating sales and service interactions, collecting customer data and analyzing that data to better understand and market to their customers.

THE E.PIPHANY SOLUTION

     E.piphany develops, markets and sells the E.piphany E.5 System, an integrated suite of CRM software solutions. These CRM solutions provide capabilities for the collection and analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany E.5 System to gain insight into their customers' characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM solutions to more efficiently interact with their customers across a variety of communication and distribution channels.

     Companies can use our software to establish, maintain and continually improve customer relationships across both modern Internet-based channels and traditional sales, marketing and service channels. Our E.piphany E.5 System allows companies to profile customers' characteristics and preferences by collecting and analyzing data from their existing software systems and third party data providers. Business users within these companies can then act on this information by using our E.piphany E.5 System to design and execute marketing campaigns as well as personalize products, services and related interactions. Finally, users can use the software to synchronize their inbound and outbound interactions with customers and partners on the Web, at the call center and in other sales, and service functions. We believe that our software is differentiated by its combination of the following characteristics:

          Integration of analytic and operational CRM solutions. Our E.piphany
     E.5 System integrates analytic CRM technologies, which are used to gain insight into customer data, with operational CRM technologies, which make sales and service interactions more efficient. The integration of these traditionally disparate technologies allows companies to increase the value of every interaction with a customer. For example, a service agent using our operational CRM solutions to support a customer over the telephone will receive real-time cross-sell and up-sell recommendations for the customer through the integration of our analytic CRM technologies.

          Designed to span all channels of customer interaction. Our E.piphany
     E.5 System is designed to improve customer relationships across all channels of customer interaction. For example, companies can use our operational CRM solutions to manage customer communications over the web, e-mail, telephone, fax, chat and wireless devices. Also, our analytic CRM solutions can extract data from, or integrate marketing campaigns into, our operational CRM solutions or other third party software solutions to improve interactions across all of these channels.

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

          Packaged software suite for faster and less expensive implementation. Our software solutions are integrated to combine all of the technologies required to collect and analyze customer data, manage marketing campaigns and conduct service and support interactions. As a result, companies do not need to combine multiple vendors' software tools into a single software solution and then customize this software solution to meet their needs. Individual software solutions can generally be implemented in 16 to 20 weeks, however some implementations could take longer.

E.PIPHANY STRATEGY

     We intend to be the leading provider of software that companies can use to establish, maintain and continually improve customer relationships across both Internet and traditional sales, marketing and distribution channels. Key elements of our strategy include:

          Extend the breadth and depth of our product offerings. We intend to continue to invest in research and development to build new software to extend the range of problems that we solve. In particular, we intend to expand our current software offerings for marketing, sales and service and to develop new software that solves additional problems in partner management, operations, and field sales. We believe that maintaining and enhancing our products is important to our ability to expand our market share, retain existing customers and acquire new customers.

          Increase market penetration by expanding our sales and distribution capabilities. We intend to continue to increase the size of our direct sales force and service and support organizations. In addition to growing our own organization, we have developed contractual relationships with consultants, systems integrators and resellers that we believe will allow us to extend our sales presence. We intend to use these relationships to support sales and help us develop new E.piphany E.5 System software solutions.

          Increase our international penetration by expanding our global presences. In addition to growing our business domestically, we intend to continue to invest substantially in expanding our global presence. To achieve an expanded global presence, we intend to increase the size of our direct sales and service organization in Europe, South America and Asia. We also intend to build our international presence through relationships with distributors, consulting organizations and systems integrators that have a strong international presence, such as KPMG and Hewlett-Packard.

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

E.PIPHANY PRODUCTS

     The E.piphany E.5 System includes multiple CRM software solutions designed to solve specific business problems in areas such as marketing, service and sales. Our software solutions can be deployed simultaneously or in incremental steps as our customers address new business problems.

     The E.piphany E.5 System software solutions are grouped into the following product families:

     - Enterprise Insight,

     - Personalized Marketing, and

     - Intelligent Service.

ENTERPRISE INSIGHT

     Our Enterprise Insight software solutions allow any business user with a Web browser to easily analyze customer, supplier and operational data from across the enterprise and the Internet. To support this capability, we have designed the E.piphany E.5 System to extract and manage data from a wide variety of electronic data sources regardless of their format. The analytical capabilities of our software solutions range from aggregating data from disparate software systems to the application of complex statistical formulas to that data, known as data mining. Once our software solutions have analyzed the data, they present the resulting information in an easy-to-use format, such as graphs and tables. Currently, our Enterprise Insight product family includes the following software solutions:

--------------------------------------------------------------------------------------------
  SOLUTION                          DESCRIPTION
--------------------------------------------------------------------------------------------
  Enterprise Insight for Sales      Enables users to uncover sales trends and patterns
  Reporting                         surrounding sales opportunity management and sales
                                    finance.
--------------------------------------------------------------------------------------------
  Enterprise Insight for Contact    Enables users to gain visibility and understanding of
  Centers                           their customer interactions across multiple
                                    communications channels, including the web, chat,
                                    e-mail, telephone, wireless and more.
--------------------------------------------------------------------------------------------
  Enterprise Insight for            Enables users to better understand their indirect sales
  Indirect Sales                    channel activity and channel partner effectiveness.
--------------------------------------------------------------------------------------------
  Enterprise Insight for B2B        Enables users to understand interactions between buyers,
  Marketplaces                      sellers and net market makers in B2B marketplaces.
--------------------------------------------------------------------------------------------
  Enterprise Insight for            Enables marketers to gain visibility and understanding
  Real-Time Personalization         of their personalization efforts across multiple
                                    communications channels including the web, e-mail,
                                    telephone, fax, chat and wireless.
--------------------------------------------------------------------------------------------
  Enterprise Insight for            Enables companies to analyze their online customer
  E-commerce                        interactions and better market to those customers.
--------------------------------------------------------------------------------------------

  Personalized Marketing

     Our Personalized Marketing software solutions allow employees in a company's marketing department to collaborate on planning and designing marketing campaigns that target each customer based on his or her specific characteristics and preferences. Once a campaign is designed, our software solutions can execute the campaign through direct mail, personalized e-mail, customized Web pages and other points of customer interaction. When campaigns are executed, our Personalized Marketing software solutions analyze response data to refine and tune campaigns. Currently, our Personalized Marketing product family includes the following software solutions:

--------------------------------------------------------------------------------------------
  SOLUTION                          DESCRIPTION
--------------------------------------------------------------------------------------------
  Campaign Management               Allows marketers to plan, execute and analyze marketing
                                    campaigns across multiple communication channels to
                                    attract, retain, cross-sell, and up-sell customers.
--------------------------------------------------------------------------------------------
  Campaign Management for           A version of our Campaign Management application
  E-commerce                        designed specifically for integration with e-commerce
                                    applications so that companies can personalize each
                                    e-commerce interaction for their customers.
--------------------------------------------------------------------------------------------
  Real-Time Personalization         A real-time marketing engine that personalizes customer
                                    interactions across all communications channels based on
                                    up-to-the-second information drawn from web sites,
                                    contact centers, back office systems and other sources
                                    of customer information.
--------------------------------------------------------------------------------------------

  Intelligent Service

     Our Intelligent Service software solutions help customer care representatives and call center agents respond to customer requests, issues, inquiries and opportunities, as well as enabling customers to help themselves over the web. Our Intelligent Service software solutions are based on a web-based architecture that provides an integrated view of all of a company's communication channels, including the web, e-mail, telephone, fax, and chat. By incorporating the technology of our Enterprise Insight and Personalized Marketing software solutions, our Intelligent Service software solutions enable customer contact representatives to have a single view of all of their customers' data that has been collected from multiple sources, and make relevant offers and service recommendations based on that information.

--------------------------------------------------------------------------------------------
  SOLUTION                          DESCRIPTION
--------------------------------------------------------------------------------------------
  Service Center                    Allows customer support agents to respond to customer
                                    requests, issues, inquiries and opportunities across
                                    multi customer communications channels, including the
                                    web, e-mail, telephone, fax, chat and wireless.
--------------------------------------------------------------------------------------------
  Service Portal                    Allows customers to help themselves over the web by
                                    searching a knowledge base, reading responses to
                                    frequently asked questions or requesting a support call.
--------------------------------------------------------------------------------------------

PROFESSIONAL SERVICES

     Our internal professional services organization plays an integral role in implementing our software for our customers as well as supporting and training our customers. We believe that providing a high level of customer service and technical support is critical to the satisfaction of our customers. Our professional services staff consisted of 353 employees as of December 31, 2000. We believe that our consulting services enhance the quality of our software solutions, accelerate the implementation of our solutions and share best business practices with client project teams.

     We provide our customers with extensive maintenance services including telephone support, Web-based support and updates to our products and documentation.

     We offer extensive training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our solutions by the users within a company. Fees for our training services are typically charged separately from our software license, maintenance and consulting fees.

     In addition to implementing our software and supporting our customers, our professional services organization works closely with our internal research and development organization to design new E.piphany E.5 System software solutions. Experience gained by our professional services organization through repeated implementation of our products is routinely conveyed to our research and development staff. Our research and development staff then uses this experience to design new features into new releases of its software.

E.PIPHANY E.5 SYSTEM TECHNOLOGY

     The E.piphany E.5 System includes numerous analytic and operational CRM technologies. The major elements of the E.piphany E.5 System's core technologies include:

          Web-based architecture. E.piphany's browser-based, web architecture allows information and application functionality to be broadly shared within and outside a company, with no need to install special desktop software.

          Modular architecture. The E.piphany E.5 System is comprised of numerous software modules that can be implemented independently or in a broad suite. For example, a company may choose to start with one or more Personalized Marketing applications and later add Web or call center applications from the Intelligent Service family of solutions. Another customer may start with Enterprise Analytics and then expand with E.piphany marketing, sales, and service applications. A common application infrastructure is used in every case, and the same benefits of scalability, flexibility, and ease of deployment apply.

          Metadata-driven architecture. E.piphany's integrated metadata defines the information that flows through the system, from source data systems to an application's web page interface. Through this metadata, additions or changes to an application are propagated automatically throughout the system to minimize the administrative burden.

          Packaged marketing, service, and sales applications. E.piphany applications combine metadata and process logic to deliver pre-packaged functionality that is easy to install and deploys rapidly throughout the enterprise.

          Offline and real-time analytics. E.piphany provides a broad range of analytics -- including analytical processing, data mining, collaborative filtering, and real-time likelihood estimation -- and integrates them tightly into operational marketing, service, and sales applications.

          Optimized, scalable management of data for both analysis and transactions. The E.piphany E.5 System automatically optimizes its management of data depending on the application. The various application components are designed to efficiently handle hundreds of millions of customer records, billions of facts, thousands of simultaneous users, and tens of millions of customer contacts each month.

          Advanced extraction, transformation, and load (ETL) technology. Our ETL capabilities enable system administrators to easily integrate data from disparate source systems using a visual interface to define links to source data systems and to schedule extraction jobs at any interval. To accelerate this process, E.piphany offers packaged and template extractors for many third party software systems commonly found in large companies.

          Open architecture allows the E.5 System to fit into existing software environments. The E.piphany E.5 system is built on industry standards such as Microsoft and Oracle databases and Microsoft and Netscape browsers and uses existing applications and data warehouses where applicable.

RELATIONSHIPS AND ALLIANCES

     An important element of our strategy is to establish relationships and alliances to assist us in marketing, selling and implementing our software solutions. These relationships and alliances fall into the following four categories:

     Consulting and implementation relationships. We have system integrator relationships with Deloitte & Touche, KPMG, and PricewaterhouseCoopers to implement our products and to assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

     We rely, and expect to increasingly rely, on a number of third parties to implement, support and recommend our products during the evaluation stage of a customer's purchase process. If we are unable to maintain or increase the number and quality of our relationships with providers that recommend and implement our software on customers' computer systems, our business will be seriously harmed. A number of our competitors have significantly more established relationships with such providers and, as a result, these firms may be more likely to recommend competitors' products and services rather than our products and services. Furthermore, it is possible that our current implementation partners, many of which have significantly greater financial, technical, marketing and other resources than we have, could begin to market software products and services that compete with our products and services.

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

     Reseller and applications service provider relationships. We have entered into contractual reseller agreements with vendors under which we sell software solutions to them for resale to their customers. We believe that these relationships will extend our sales presence in new and existing markets. We currently have reseller agreements with Acxiom, Harte-Hanks and Hewlett-Packard, among others. Our application service provider relationships include Interelate and Corio. Under these agreements, we sell our software solutions to these companies at a discount from our list prices, provide marketing and training support and must provide advance notice of price increases. These companies have committed resources to training their employees, developing co-marketing programs and incorporating our products into their CRM marketing strategies. We provide sales materials, training and support services to these resellers on the implementation of our software solutions. We also have a contractual relationship with Interelate under which this company hosts our software solutions as an Internet-based application service provider.

CUSTOMERS

     Our customers represent large global institutions from industries such as high technology, financial services, communications, and internet commerce. For the year ended December 31, 2000, no customer accounted for more than 10% of our revenues. For the year ended December 31, 1999, Sallie Mae accounted for 11% of our total revenues. For the year ended December 31, 1998, Autodesk, Charles Schwab, Hewlett-Packard, KPMG and Macromedia, accounted for 30%, 17%, 16%, 11% and 11%, respectively, of our total revenues.

RESEARCH AND DEVELOPMENT

     Our research and development organization is responsible for developing new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with hardware and software platforms. In addition, this organization supports some pre-sale and customer support activities. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers and technical writers. In addition, our professional services staff helps our research and development organization identify potential new product features. Our research and development organization consisted of 211 employees as of December 31, 2000.

     E.piphany's total expenses for research and development were $26.8 million, $7.1 million and $3.8 million for the years ended December 31, 2000, 1999 and 1998. In addition, for fiscal year 2000, we recorded charges of $47.0 million for acquired in-process research and development costs in connection with our acquisitions of Octane and RightPoint. We expect that research and development expenses will increase in absolute dollars and may increase as a percentage of revenue in future periods.

SALES, MARKETING AND DISTRIBUTION

     To date, we have marketed our products primarily through our direct sales force. However, we have expanded our sales channels through additional relationships with systems integrators and value-added resellers. In selling our products, we typically approach both business users and information technology professionals with an integrated team from our sales and professional services organizations. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. We also seek to establish relationships and alliances with major industry vendors that will add value to our products and expand our distribution opportunities. Our sales and marketing organization consisted of 291 employees as of December 31, 2000.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our future success depends in part on legal protection of our technology. To protect our technology, we rely on a combination of the following, among others:

     - patent laws,

     - copyright laws,

     - trademark laws,

     - trade secret laws, and

     - employee and third-party nondisclosure agreements and confidentiality procedures.

     We hold one patent and have applied for seven other patents on our technology in the United States, and we have made one international application. We have also applied for trademarks. Our pending patent and trademark applications may not be allowed. Even if they are allowed, they may not provide us a competitive advantage. Competitors may successfully challenge the validity and scope of our patents and trademarks.

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

COMPETITION

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our integrated software competes against various vendors' software tools designed to accomplish specific elements of a complete process, including extracting data, storing and managing data, analyzing data, or managing marketing campaigns. Our competitors include companies that sell:

     - data management and data analysis software tools such as Broadbase, Microstrategy and Oracle,

     - enterprise application software such as PeopleSoft, SAP and Siebel
       Systems,

     - marketing campaign management software tools such as Exchange Applications, Prime Response and Recognition Systems,

     - software that recommends products to customers in real time based on simple analytics such as Net Perceptions, and

     - web-based contact center software tools such as Kana Communications.

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

     We compete on the basis of certain factors, including:

     - product performance,

     - product features,

     - user scalability,

     - open architecture,

     - ease of use,

     - product reliability,

     - cost of ownership,

     - analytic capabilities,

     - time to market,

     - customer support, and

     - product pricing.

     We believe that we presently compete favorably with respect to each of these factors. However, the markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

EMPLOYEES

     Based on the number of E.piphany employees as of December 31, 2000, we have 979 full-time employees. Of these employees, 211 are engaged in research and development, 291 are engaged in sales and marketing, 353 are engaged in professional services and 124 are engaged in finance and administration. Of these employees, 856 were located in the United States and 123 were located outside the United States.

     None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

                                  RISK FACTORS

     An investment in our common stock is very risky. You should carefully consider the risks below, together with all of the other information included in this Annual Report on Form 10-K before investing in E.piphany.

E.PIPHANY HAS A HISTORY OF LOSSES, EXPECTS LOSSES IN THE FUTURE AND MAY NOT EVER BECOME PROFITABLE.

     We incurred net losses of $768.5 million for the year ended December 31, 2000, $22.4 million in the year ended December 31, 1999 and $10.3 million in the year ended December 31, 1998. We had an accumulated deficit of $804.3 million as of December 31, 2000, and $35.9 million as of December 31, 1999. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane, RightPoint, eClass, and iLeverage, we are incurring significant accounting charges for the amortization of intangible assets over the three years following these mergers. These losses will be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on CRM software. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies' information technology budgets tend to be reduced. If that happens, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

     Our principal focus is providing software solutions rather than services. As a result, we encourage our customers to purchase consulting, implementation, maintenance and training services directly from consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of service directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

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

     Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations, which employed a staff of 353 as of December 31, 2000, or from outside consulting organizations. When we provide these services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed. If we are unable to expand our internal professional services organization to keep pace with sales, we will be required to increase our use of subcontractors to help meet our implementation and service obligations, which will result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient level and quality of services. If we fail to retain sufficient subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

OUR SERVICE REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR PRODUCT REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

     Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 42% of our revenues for the year ended December 31, 2000, 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the year ended December 31, 2000, 1999 and 1998 was 101%, 102% and 120%, respectively, of our service revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

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

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business. We compete principally with vendors of:

     - data management and data analysis software tools such as Broadbase, Microstrategy and Oracle,

     - enterprise application software such as PeopleSoft, SAP and Siebel
       Systems,

     - marketing campaign management software tools such as Exchange Applications, Prime Response and Recognition Systems,

     - software that recommends products to customers in real time based on simple analytics such as Net Perceptions, and

     - web-based contact center software tools such as Kana Communications.

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

     To achieve increased market acceptance of our products, we must, among other things, continue to:

     - improve and introduce new software solutions for reporting and analysis, distributed database marketing and e-commerce,

     - improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

     - enhance our software's ease of administration,

     - design software for vertical markets,

     - make available international versions of our software,

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

     In order to operate the E.piphany E.5 System, the system must be installed on both a computer server running the Microsoft Windows NT or Windows 2000 computer operating systems and a computer server running database software from Microsoft or Oracle. We are currently in various stages of porting our software to operate on additional operating systems and databases, including UNIX, IBM DB2 and other third party application servers such as BEA System's Web Logic product. If we fail to successfully complete these modifications in a timely manner, we may lose sales and revenues. In addition, users access the E.piphany
E.5 System through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule.

     After installation, the E.piphany E.5 System collects and analyzes data to profile customers' characteristics and preferences. This data may be stored in a variety of our customers' existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems, and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.

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

     - uncertainty regarding future economic conditions,

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

IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR RELATIONSHIPS WITH THIRD PARTIES, OUR ABILITY TO GROW REVENUES COULD BE HARMED.

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Deloitte & Touche, KPMG and PricewaterhouseCoopers; resellers, including Acxiom, Hewlett-Packard and Harte-Hanks; and application service providers that provide access to our software to their customers over the Internet, including Interrelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

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

     We expect as part of our strategy to increase international sales through the use of direct and indirect sales channels. We will be even more dependent on indirect sales channels in the future due to our international strategy. We also plan to expand our international direct sales force and therefore must hire additional sales personnel outside the United States. Our ability to develop and maintain these channels will significantly affect our ability to penetrate international markets.

WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED.

     We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 979 as of December 31, 2000. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

     - hire, train and integrate new personnel,

     - integrate people and technologies from acquired companies,

     - continue to augment our financial and accounting systems,

     - manage our sales operations, which are in several locations, and

     - expand our facilities.

     If we do manage our growth effectively, our business could suffer.

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

     In addition, due to privacy concerns, some Internet commentators, consumer advocates, and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, Internet users can, if they choose, configure their web browsers to limit the collection of user data for customer profiling. Should many Internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to customers, and our sales and profits could decrease.

OUR PRODUCTS ARE NEW, AND IF THEY CONTAIN DEFECTS, OR OUR SERVICES ARE NOT PERCEIVED AS HIGH QUALITY, WE COULD LOSE POTENTIAL CUSTOMERS OR BE SUBJECT TO DAMAGES.

     We began shipping our first products in early 1998. Our products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

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

     - differing labor regulations,

     - unexpected changes in regulatory requirements,

     - changes in a specific country's or region's political or economic conditions,

     - greater difficulty in establishing, staffing and managing foreign operations, and

     - fluctuating exchange rates.

     We have expanded our international operations during 2000, which has required a significant amount of attention from our management and substantial financial resources. We have begun efforts at international expansion in Europe and Asia and, as of December 31, 2000, had 123 employees located in Australia, Canada, France, Germany, Japan, Switzerland, The Netherlands and the United Kingdom. We are also exploring other regions for future expansion.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT AN ACQUISITION OF E.PIPHANY.

     Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our board of directors or act by written consent without a meeting. In addition, our board of directors have staggered terms, which makes it difficult to remove them all at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer also will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

     Our board of directors also has the ability to issue preferred stock which would significantly dilute the ownership of a hostile acquirer. In addition,
Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

     Our board of directors could choose not to negotiate with an acquirer that it did not feel was in the strategic interests of our company. If the acquirer was discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition by the antitakeover measures, you could lose the opportunity to sell your shares at a favorable price.

ITEM 2. PROPERTIES

     We currently lease approximately 87,000 square feet of office space for our headquarters in one building in San Mateo, California. We also lease approximately 118,000 square feet of additional office space in three additional buildings in San Mateo, California. We also lease sales and support offices near Atlanta, Boston, Calgary, Charlotte, Chicago, Dallas, Detroit, Los Angeles, Miami, Minneapolis, New York, Phoenix, Pittsburgh, St. Louis, Stamford, Connecticut and Toronto. We also lease sales and support offices outside of North America including locations in Australia, France, Germany, Japan, Switzerland, The Netherlands, and the United Kingdom. We believe that our facilities are adequate for our current needs. We may need to locate additional space to meet our needs in the future.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may become involved in litigation relating to claims arising from our ordinary course of business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held on December 6, 2000 and the following matter was considered and voted upon:

     To approve the amendment and restatement of the Company's Certificate of Incorporation for the purpose of increasing the number of authorized shares of common stock, $0.0001 par value, of the Company from 100,000,000 to 500,000,000 shares and increasing the number of authorized shares of preferred stock, $0.0001 par value, of the Company from 5,000,000 to 25,000,000 shares.

Common Stock:            FOR: 34,263,562    AGAINST: 10,667,559    ABSTAIN: 222,079

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq Stock Market's National Market under the symbol "EPNY" since September 22, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Stock Market's National Market:

                                                             HIGH       LOW
                                                            -------    ------
Third Quarter 1999........................................  $ 34.92    $25.33
Fourth Quarter 1999.......................................  $183.33    $29.67
First Quarter 2000........................................  $216.58    $83.33
Second Quarter 2000.......................................  $ 89.83    $28.67
Third Quarter 2000........................................  $ 98.13    $50.33
Fourth Quarter 2000.......................................  $ 68.25    $34.38

     The last reported sale price for our common stock on the Nasdaq Stock Market's National Market was $12.75 per share on March 27, 2001. As of February 28, 2001, we estimate that there were approximately 990 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

DIVIDEND POLICY

     We have never declared nor paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

     The proceeds from our initial public offering in September 1999 were initially invested in short-term investments and have subsequently all been applied to working capital and general corporate purposes as contemplated in our prospectus for our initial public offering.

     On January 20, 2000, we completed a public offering of 5,550,000 shares of common stock. We sold 2,990,796 shares of our common stock and the selling stockholders sold 2,559,204 shares of our common stock. In addition, on February 15, 2000 the underwriters exercised their option to purchase 627,750 shares, of which 156,513 were from us and 471,237 were from selling stockholders, to cover over-allotments of shares. We expect to use the net proceeds from the offering of $356 million for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire complementary products, technologies or businesses.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                         1997       1998       1999       2000
                                                        -------   --------   --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Total revenues......................................  $    --   $  3,377   $ 19,182   $ 127,281
  Cost of revenues....................................       --      1,400      9,349      55,305
  Gross profit........................................       --      1,977      9,833      71,976
  Stock-based compensation............................        1        799      2,929       3,514
  Loss from operations................................   (3,220)   (10,613)   (23,473)   (791,624)
  Net loss............................................   (3,149)   (10,330)   (22,390)   (768,478)
  Basic and diluted net loss per share................  $ (1.93)  $  (3.00)  $  (1.46)  $  (13.71)
  Shares used in computing basic and diluted net loss
     per share........................................    1,631      3,449     15,371      56,038
  Pro forma basic and diluted net loss per share
     (unaudited)......................................            $  (0.71)  $  (0.82)  $  (13.71)
  Shares used in computing pro forma basic and diluted
     net loss per share (unaudited)...................              14,541     27,302      56,038

                                                                    DECEMBER 31,
                                                      ----------------------------------------
                                                      1997     1998       1999         2000
                                                      ----    -------    -------    ----------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
     investments....................................  $369    $13,595    $81,010    $  396,973
  Working capital...................................   131     12,601     78,351       373,452
  Total assets......................................   801     16,364     93,586     2,995,074
  Long-term obligations, net of current portion.....    --        333      7,824           618
  Total stockholders' equity........................   468     13,440     74,642     2,938,191

     The statement of operations data for the year ended December 31, 1997 is presented for the period from inception in November 1996 to December 31, 1997. Operating expenses totaled $12,000 for the period from inception in November 1996 to December 31, 1996.

     See Note 2 of Notes to E.piphany's Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share data.

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

OVERVIEW

     We develop, market and sell the E.piphany E.5 System, an integrated suite of CRM software solutions. These CRM solutions provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany E.5 System to gain insight into their customers' characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM solutions to more efficiently interact with their customers across a variety of communication and distribution channels.

     We were founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing products and building business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees and maintenance fees in early 1998. Although our revenues consistently increased from quarter to quarter during 1998, 1999 and 2000, we incurred significant costs to develop our technology and products, to continue the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount has increased from 279 employees at December 31, 1999 to 979 employees at December 31, 2000.

SECONDARY OFFERING AND ACQUISITIONS

     On January 20, 2000, we completed a public offering of 5,550,000 shares of common stock. We sold 2,990,796 shares of our common stock and the selling stockholders sold 2,559,204 shares of our common stock. In addition, on February 15, 2000 the underwriters exercised their option to purchase 627,750 shares, of which 156,513 were from us and 471,237 were from selling stockholders, to cover over-allotments of shares. We expect to use the net proceeds from the offering of $356 million for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire complementary products, technologies or businesses.

     On January 4, 2000, E.piphany acquired RightPoint Software, Inc., a provider of real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for 4,614,992 shares of E.piphany's common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 795,000 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of RightPoint's operations subsequent to January 4, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. Please see
Note 9 in the Notes to Consolidated Financial Statements for more detailed information.

     On May 1, 2000, E.piphany acquired iLeverage Corporation, a start-up company that develops marketing solutions for digital marketplaces. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of iLeverage in exchange for 177,146 shares of E.piphany's common stock. In addition, options of iLeverage were converted into options to purchase approximately 95,231 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of iLeverage's operations subsequent to May 1, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. Please see Note 9 in the Notes to Consolidated Financial Statements for more detailed information.

     On May 31, 2000, E.piphany acquired Octane Software, Inc., a provider of next-generation multi-channel customer interaction applications and infrastructure software for sales, service and support. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of Octane in exchange for 17,353,426 shares of E.piphany's common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,836,839 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Octane's operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. Please see Note 9 in the Notes to Consolidated Financial Statements for more detailed information.

     On May 31, 2000, E.piphany acquired eClass Direct, Inc., an application service provider of permission-based e-mail marketing services. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of eClass in exchange for 1,084,031 shares of E.piphany's common stock. In addition, options of eClass were converted into options to purchase approximately 69,575 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of eClass' operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. Please see Note 9 in the Notes to Consolidated Financial Statements for more detailed information.

STOCK SPLIT

     On October 17, 2000 the Board of Directors authorized a three-for-two stock split of the Company's common stock, in the form of a stock dividend, which was paid on November 13, 2000. The financial information included in this report has been restated to give effect to the stock split.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     E.piphany generates revenues principally from licensing its software products directly to customers and providing related professional services including implementation, consulting, support and training. Through December 31, 2000, substantially all of E.piphany's revenues have been derived from sales through E.piphany's direct sales force. E.piphany's license agreements generally provide that customers pay a software license fee to use one or more software solutions in perpetuity (a perpetual license) for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany
E.5 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from E.piphany. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

     Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their needs. Customers can purchase these services directly from E.piphany through E.piphany's internal professional services organization on either a fixed fee or a time and expense basis or they can purchase these services directly from third party consulting organizations, such as KPMG and PricewaterhouseCoopers. E.piphany has also historically supplemented the capacity of its internal professional services organization by subcontracting some of these services to these third party consulting organizations. E.piphany intends to increasingly encourage customers to purchase services directly from these consulting organizations. E.piphany believes that this would increase the number of consultants who can provide consulting and implementation services related to E.piphany's software products and that it would increase E.piphany's overall gross margins by increasing E.piphany's percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. E.piphany also believes that it will encourage these consulting organizations to generate sales leads within their customer base.

     Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) such evidence does exist for the undelivered elements, or b) all elements are delivered. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the services do not include significant alterations to the features and functionality of the software. To date, services have been essential to the functionality of the software products for substantially all license agreements entered into which included implementation services. For these arrangements and other arrangements which don't meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." When reliable estimates are available for the costs and efforts necessary to complete the implementation services, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

     We provide for sales returns based on historical rates of return which, to date, have not been material.

     Maintenance agreements generally call for us to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations.

     We provide consulting, implementation and training services to our customers. Revenue from such services, when not sold in conjunction with product licenses, is generally recognized as the services are performed.

COST OF REVENUES AND OPERATING EXPENSES

     Our cost of license revenues primarily consist of license fees due to third parties for integrated technology. Our cost of services revenues include salaries and related expenses for our implementation, consulting support and training organizations, costs of subcontracting to consulting organizations to provide consulting services to customers and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

RESULTS OF OPERATIONS

     The following table sets forth statement of operations data for the three years ended December 31, 2000 (in thousands, except per share amounts):

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            --------    --------    ---------
Revenues:
  Product license.........................................  $  2,216    $ 10,161    $  73,493
  Services................................................     1,161       9,021       53,788
                                                            --------    --------    ---------
                                                               3,377      19,182      127,281
                                                            --------    --------    ---------
Cost of revenues:
  Product license.........................................         4         158        1,209
  Services................................................     1,396       9,191       54,096
                                                            --------    --------    ---------
                                                               1,400       9,349       55,305
                                                            --------    --------    ---------
     Gross profit.........................................     1,977       9,833       71,976
                                                            --------    --------    ---------
Operating expenses:
  Research and development................................     3,769       7,074       26,792
  Sales and marketing.....................................     6,519      18,727       67,678
  General and administrative..............................     1,503       4,576       21,510
  In-process research and development charge..............        --          --       47,000
  Amortization of goodwill and purchased intangibles......        --          --      697,106
  Stock-based compensation................................       799       2,929        3,514
                                                            --------    --------    ---------
          Total operating expenses........................    12,590      33,306      863,600
                                                            --------    --------    ---------
  Loss from operations....................................   (10,613)    (23,473)    (791,624)
                                                            --------    --------    ---------
Other income (expense):
  Interest income.........................................       333       1,722       23,684
  Interest expense........................................       (48)       (639)        (538)
  Other...................................................        (2)         --           --
                                                            --------    --------    ---------
          Total other income..............................       283       1,083       23,146
                                                            --------    --------    ---------
     Net loss.............................................  $(10,330)   $(22,390)   $(768,478)
                                                            ========    ========    =========
Basic and diluted net loss per share......................  $  (3.00)   $  (1.46)   $  (13.71)
                                                            ========    ========    =========
Shares used in computing basic and diluted net loss per
  share...................................................     3,449      15,371       56,038
                                                            ========    ========    =========
Pro forma basic and diluted net loss per share
  (unaudited).............................................  $  (0.71)   $  (0.82)   $  (13.71)
                                                            ========    ========    =========
Shares used in computing pro forma basic and diluted net
  loss per share (unaudited)..............................    14,541      27,302       56,038
                                                            ========    ========    =========

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

     Total revenues increased to $127.3 million for the year ended December 31, 2000, from $19.2 million for the year ended December 31, 1999. This rapid growth in revenues reflected our relatively early stage of development in 1999, and we do not expect revenues to increase at the same rate in the future.

     Product license revenues increased to $73.5 million, or 58% of total revenue, for the year ended December 31, 2000 from $10.2 million, or 53% of total revenue, for the year ended December 31, 1999. The increase in dollar amount of product license revenues was due to both an increase in the number of licenses sold and the average size of the licenses, and resulted primarily from the growth of our direct sales force and the introduction and shipment of new products.

     Services revenues increased to $53.8 million, or 42% of total revenues, for the year ended December 31, 2000 from $9.0 million, or 47% of revenues, for the year ended December 31, 1999. The increase in dollar amount of service revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to our new customers.

     The relative amount of services revenues as compared to license revenues has varied based on the extent to which consulting organizations provide services directly to customers, the solution which has been licensed, the complexity of the customers' information technology environment, the resources directed by customers to their implementation projects and the number of users licensed. Services revenues have substantially lower margins relative to product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. It generally costs us more to subcontract with consulting organizations to provide these services than to provide these services ourself. To offset the effect that providing services ourself or through subcontractors has on our gross margins, we intend to further encourage customers to contract directly with consulting organizations for implementation and consulting services. Encouraging direct contracts between our customers and consulting organizations may also increase the overall amount of services available to customers and generate sales leads. We do not receive any services revenues when customers contract directly with consulting organizations for implementation and consulting services. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross margins will decline.

COST OF REVENUES

     Total cost of revenues increased to $55.3 million for the year ended December 31, 2000 from $9.3 million for the year ended December 31, 1999. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $54.1 million, or 101% of services revenues, for the year ended December 31, 2000 from $9.2 million, or 102% of services revenues, for the year ended December 31, 1999. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has exceeded services revenues due to the rapid growth of our services organization and our investment in experienced management in anticipation of future revenue growth. Cost of services revenues may continue to exceed services revenues in future periods as we continue to grow our services capacity, if services revenues decrease in future periods, or a combination of both circumstances exist.

OPERATING EXPENSES

  Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $26.8 million for the year ended December 31, 2000 from $7.1 million for the year ended December 31, 1999. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from our internal growth and acquisitions. Research and development expenses as a percentage of total revenues decreased from 37% for the year ended December 31, 1999 to 21% for the year ended December 31, 2000. We believe that investments in product development are essential to our future success and expect that the absolute dollar amount of research and development expenses will increase in future periods.

  Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $67.7 million for the year ended December 31, 2000 from $18.7 million for the year ended December 31, 1999. Sales and marketing expenses as a percentage of total revenues decreased from 98% for the year ended December 31, 1999 to 53% for the year ended December 31, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees from internal growth and acquisitions. We expect that the absolute dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations including Europe and Asia, and due to expected additional increases in advertising and marketing programs and other promotional activities.

  General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $21.5 million for the year ended December 31, 2000 from $4.6 million for the year ended December 31, 1999. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from our internal growth and acquisitions necessary to support our expanding operations. General and administrative expenses as a percentage of total revenues decreased from 24% for the year ended December 31, 1999 to 17% for the year ended December 31, 2000. We expect general and administrative expenses to increase in absolute dollars in future periods.

  In-Process Research and Development Charge

     In connection with the Octane acquisition, we recorded a charge of $25.0 million in the quarter ended June 30, 2000. In connection with the RightPoint acquisition, we recorded a charge of $22.0 million in the quarter ended March 31, 2000. Please see Note 9 in the Notes to Consolidated Financial Statements for more detailed information.

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

  Amortization of Goodwill and Other Intangible Assets

     Our acquisitions of Octane, eClass, iLeverage, and RightPoint were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets was $697 million in fiscal 2000. There were no acquisitions in fiscal 1999 or 1998.

     We anticipate that future amortization of goodwill and other intangibles associated with fiscal 2000 acquisitions will continue to be amortized on a straight-line basis over their expected useful lives of three years, and will amount to approximately $1.1 billion in 2001, $1.1 billion in 2002, and $382.0 million in 2003. It is likely we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs. From time to time we reevaluate the cost of our goodwill and other intangible assets. If we determine that the cost, net of accumulated amortization, exceeds the net realizable value of the assets, an acceleration of the amortization of these assets may be necessary.

  Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. We have recorded aggregate deferred compensation of $5.8 million related to stock-based compensation to employees. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No.
28. Total stock-based compensation was $3.5 million for the year ended December 31, 2000. We expect amortization of approximately $680,000, $304,000, and $25,000 in the years ended December 31, 2001, 2002, and the first half of 2003, respectively. See Note 6 to E.piphany's Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

INTEREST INCOME, NET

     Interest income, net of interest expense increased to $23.1 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. The increase in interest income, net of interest expense was due to increased cash balances as a result of the completion of our follow-on public offering in January 2000.

PROVISION FOR INCOME TAXES

     From inception through December 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2000, we had $151.2 million of federal and state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards begin to expire on varying dates beginning in 2012 through 2020 and the state operating loss carryforwards begin to expire in 2004. Certain future changes in the share ownership of E.piphany, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. See Note 7 of Notes to E.piphany's Consolidated Financial Statements for the components of the deferred income tax asset.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

     Total revenues increased to $19.2 million for the year ended December 31, 1999, from $3.4 million for the year ended December 31, 1998. This rapid growth in revenues reflected our relatively early stage of development, and we do not expect revenues to increase at the same rate in the future. For the year ended December 31, 1999, Sallie Mae accounted for 11% of E.piphany's total revenues, and for the year ended December 31, 1998, Autodesk, Charles Schwab, Hewlett-Packard, KPMG, and Macromedia accounted for 30%, 17%, 16%, 11%, and 11% of total revenues, respectively.

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

COST OF REVENUES

     Total cost of revenues increased to $9.3 million for the year ended December 31, 1999 from $1.4 million for the year ended December 31, 1998. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $9.2 million, or 102% of services revenues, for the year ended December 31, 1999 from $1.4 million, or 120% of services revenues, for the year ended December 31, 1998. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues has exceeded services revenues due to the rapid growth of our services organization from 11 employees at December 31, 1998 to 72 employees at December 31, 1999 and our investment in experienced management in anticipation of future revenue growth.

OPERATING EXPENSES

  Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $7.1 million for the year ended December 31, 1999 from $3.8 million for the year ended December 31, 1998. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from 23 employees as of December 31, 1998 to 76 employees as of December 31, 1999. Research and development expenses as a percentage of total revenues decreased from 112% for the year ended December 31, 1998 to 37% for the year ended December 31, 1999. Research and development expenses as a percentage of total revenues decreased primarily due to growth in our revenues.

  Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $18.7 million for the year ended December 31, 1999 from $6.5 million for the year ended December 31, 1998. Sales and marketing expenses as a percentage of total revenues decreased from 193% for the year ended December 31, 1998 to 98% for the year ended December 31, 1999. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of direct sales, pre-sales support and marketing employees from 30 as of December 31, 1998 to 99 as of December 31, 1999.

  General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $4.6 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from 5 as of December 31, 1998 to 32 as of December 31, 1999.

  Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. We have recorded aggregate deferred compensation of $5.8 million related to stock-based compensation to employees. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No.
28. Total stock-based compensation was $0.8 million and $2.9 million for the years ended December 31, 1998 and 1999, respectively. See Note 6 to E.piphany's Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

INTEREST INCOME, NET

     Interest income, net of interest expense, for the year ended December 31, 1999 increased by $0.8 million compared to the same period in the prior year. The increase was primarily attributable to interest income resulting from higher average cash balances during the more recent period.

PROVISION FOR INCOME TAXES

     From inception through December 31, 1999, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 1999, we had $47.2 million of federal and state net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards begin to expire on varying dates beginning in 2012 through 2019 and the state operating loss carryforwards begin to expire in 2004. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. See Note 7 of Notes to E.piphany's Consolidated Financial Statements for the components of the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $17.8 million and $19.0 million for the years ended December 31, 1999 and 2000, respectively. Cash used in operating activities for each period resulted primarily from net losses in those periods, and to a lesser extent, increases in accounts receivable. These uses of cash were partially offset by increases in deferred revenue and accrued liabilities.

     Net cash used in investing activities totaled $25.9 million and $74.2 million for the years ended December 31, 1999 and 2000, respectively. The increase resulted from the purchase of investments during 2000, the direct costs of our acquisitions and the purchase of property and equipment, partially offset by cash acquired in acquisitions.

     Net cash provided by financing activities totaled $88.2 million and $355.1 million for the years ended December 31, 1999 and 2000, respectively. The increase was due to the receipt of proceeds from our secondary offering completed during the first quarter of 2000.

     We had a $3.0 million term loan under a senior credit facility that was repayable ratably over a 36 month period beginning March 1, 2000. The term loan had a variable interest at the bank's prime rate plus 0.5%, currently 9.0%. This loan was paid in full during January 2000.

     In addition, we had a subordinated debt facility with Comdisco, Inc. under which we were entitled to borrow up to $10.0 million, of which $5.0 million was outstanding as of December 31, 1999. This loan was paid in full during January 2000 and expired in February 2000. As of December 31, 2000 there is nothing outstanding under the debt facility. We also had a $2.0 million equipment lease line with Comdisco. Under the equipment lease line, we were entitled to lease equipment with payment terms extending over 42 months. The ability to lease new equipment expired on May 31, 2000. The remaining balance on the lease was $436,000 as of December 31, 2000 and bears interest at 8.0%.

     As of December 31, 2000, our principal sources of liquidity included $319.6 million of cash and cash equivalents and $77.3 million in short-term investments. We anticipate a substantial increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel, including the acquisitions and the addition of employees as a result of the acquisitions completed during 2000. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. E.piphany will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on certain circumstances, E.piphany believes the application of the new rules will not have a material impact on its financial position or results of operations.

     In March 2000, the FASB issued Financial Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues (a) the definition of "employee" for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. E.piphany adopted FIN No. 44 in July 2000. The adoption did not have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the Risk Factors section of this Annual Report on Form 10-K.

  Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations throughout Asia, Asia Pacific, Canada, Europe, Middle East and Latin America and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

  Interest Rate Risk

     As of December 31, 2000, we had cash and cash equivalents of $319.6 million which consist of cash and highly liquid short-term investments. Declines of interest rates over time will reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $1.6 million. As of December 31, 2000, we did not have any short-term or long-term debt outstanding.

     From time to time we reevaluate our accounting for all of our investments and we may recognize a loss in our income statement if we determine that the investment is permanently impaired. We held $7.5 million in commercial paper in a California public utility as of December 31, 2000. The investment had a maturity date of February 15, 2001 and was not paid by the public utility. We believe that the investment is not permanently impaired based on our evaluation and therefore have not recognized a loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                E.PIPHANY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................   37
Consolidated Balance Sheets.................................   38
Consolidated Statements of Operations.......................   39
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss........................................   40
Consolidated Statements of Cash Flows.......................   42
Notes to Consolidated Financial Statements..................   43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To E.piphany, Inc.:

     We have audited the accompanying consolidated balance sheets of E.piphany, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of E.piphany's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.piphany, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 22, 2001

                                E.PIPHANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         2000
                                                              --------    ----------
Current assets:
  Cash and cash equivalents.................................  $ 58,084    $  319,634
  Short-term investments....................................    22,926        77,339
  Accounts receivable, net of allowance for doubtful
     accounts of $300 and $4,750, respectively..............     5,502        27,592
  Prepaid expenses and other current assets.................     2,959         5,152
                                                              --------    ----------
          Total current assets..............................    89,471       429,717
Property and equipment, net.................................     3,932        21,789
Goodwill and purchased intangibles, net.....................        --     2,541,245
Other assets................................................       183         2,323
                                                              --------    ----------
                                                              $ 93,586    $2,995,074
                                                              ========    ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $    237    $      658
  Current portion of notes payable..........................       894            --
  Accounts payable..........................................       650         2,191
  Accrued merger costs......................................        --           528
  Accrued compensation......................................     3,525        12,715
  Accrued other.............................................     2,171        16,761
  Deferred revenue..........................................     3,643        23,412
                                                              --------    ----------
          Total current liabilities.........................    11,120        56,265
  Capital lease obligations, net of current portion.........       399           618
  Notes payable, net of current portion.....................     7,425            --
                                                              --------    ----------
          Total liabilities.................................    18,944        56,883
                                                              --------    ----------
Commitments (Note 4)
Stockholders' equity:
  Convertible preferred stock, $0.0001 par value;
     Authorized -- 25,000 shares as of December 31, 2000
     Outstanding -- no shares as of December 31, 1999 and
     2000, respectively.....................................        --            --
  Common stock, $0.0001 par value;
     Authorized -- 500,000 shares as of December 31, 2000
     Outstanding -- 40,575 and 68,444 shares as of December
     31, 1999 and 2000, respectively........................         5             6
  Additional paid-in capital................................   113,636     3,746,759
  Warrants..................................................       143            --
  Note receivable...........................................      (640)       (2,668)
  Accumulated other comprehensive loss......................       (31)         (550)
  Deferred compensation.....................................    (2,602)       (1,009)
  Accumulated deficit.......................................   (35,869)     (804,347)
                                                              --------    ----------
          Total stockholders' equity........................    74,642     2,938,191
                                                              --------    ----------
                                                              $ 93,586    $2,995,074
                                                              ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                E.PIPHANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            --------    --------    ---------
Revenues:
  Product license.........................................  $  2,216    $ 10,161    $  73,493
  Services................................................     1,161       9,021       53,788
                                                            --------    --------    ---------
                                                               3,377      19,182      127,281
                                                            --------    --------    ---------
Cost of revenues:
  Product license.........................................         4         158        1,209
  Services................................................     1,396       9,191       54,096
                                                            --------    --------    ---------
                                                               1,400       9,349       55,305
                                                            --------    --------    ---------
     Gross profit.........................................     1,977       9,833       71,976
                                                            --------    --------    ---------
Operating expenses:
  Research and development................................     3,769       7,074       26,792
  Sales and marketing.....................................     6,519      18,727       67,678
  General and administrative..............................     1,503       4,576       21,510
  In-process research and development charge..............        --          --       47,000
  Amortization of goodwill and purchased intangibles......        --          --      697,106
  Stock-based compensation................................       799       2,929        3,514
                                                            --------    --------    ---------
          Total operating expenses........................    12,590      33,306      863,600
                                                            --------    --------    ---------
     Loss from operations.................................   (10,613)    (23,473)    (791,624)
                                                            --------    --------    ---------
Other income (expense):
  Interest income.........................................       333       1,722       23,684
  Interest expense........................................       (48)       (639)        (538)
  Other...................................................        (2)         --           --
                                                            --------    --------    ---------
          Total other income..............................       283       1,083       23,146
                                                            --------    --------    ---------
     Net loss.............................................  $(10,330)   $(22,390)   $(768,478)
                                                            ========    ========    =========
Basic and diluted net loss per share......................  $  (3.00)   $  (1.46)   $  (13.71)
                                                            ========    ========    =========
Shares used in computing basic and diluted net loss per
  share...................................................     3,449      15,371       56,038
                                                            ========    ========    =========
Pro forma basic and diluted net loss per share
  (unaudited).............................................  $  (0.71)   $  (0.82)   $  (13.71)
                                                            ========    ========    =========
Shares used in computing pro forma basic and diluted net
  loss per share (unaudited)..............................    14,541      27,302       56,038
                                                            ========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                E.PIPHANY, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                       CONVERTIBLE          COMMON                                              ACCUMULATED
                                     PREFERRED STOCK         STOCK        ADDITIONAL                               OTHER
                                     ----------------   ---------------    PAID-IN                   NOTE      COMPREHENSIVE
                                     SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     WARRANTS   RECEIVABLE       LOSS
                                     -------   ------   ------   ------   ----------   --------   ----------   -------------
Balance, December 31, 1997.........    4,842    $  1     8,429    $  1    $    3,615    $  --      $    --         $  --
  Issuance of Series B preferred
    stock, net.....................    4,844       1        --      --         8,019       --           --            --
  Sale of common stock to Series B
    investors......................       --      --       375      --            62       --           --            --
  Issuance of common stock to
    officer........................       --      --     2,400      --           640       --         (640)           --
  Issuance of common stock in
    exchange for services..........       --      --        90      --            36       --           --            --
  Issuance of Series C preferred
    stock, net.....................    6,240       1        --      --        13,992       --           --            --
  Exercise of common stock
    options........................       --      --     2,310       1           488       --           --            --
  Repurchase of stock..............       --      --      (234)     --           (70)      --           --            --
  Issuance of Series C preferred
    stock in exchange for
    services.......................        9      --        --      --            20       --           --            --
  Stock-based compensation.........       --      --        --      --            11       --           --            --
  Deferred stock compensation......       --      --        --      --         3,217       --           --            --
  Amortization of deferred stock
    compensation...................       --      --        --      --            --       --           --            --
  Comprehensive loss:
    Net loss.......................       --      --        --      --            --       --           --            --
                                     -------    ----    ------    ----    ----------    -----      -------         -----
        Total comprehensive loss...
Balance, December 31, 1998.........   15,935       3    13,370       2        30,030       --         (640)           --
  Exercise of common stock
    options........................       --      --     2,283      --         2,579       --           --            --
  Issuance of stock options in
    exchange for services..........       --      --        --      --           388       --           --            --
  Issuance of Series D preferred
    stock, net.....................    1,405      --        --      --         5,970       --           --            --
  Issuance of warrants.............       --      --        --      --            --      532           --            --
  Repurchase of stock..............       --      --      (258)     --           (10)      --           --            --
  Issuance of stock related to
    leases and debt financing......       --      --         9      --           100       --           --            --
  Issuance of common stock in
    initial public offering, net...       --      --     7,159      --        69,598       --           --            --
  Conversion of preferred stock....  (17,340)     (3)   17,340       3            --       --           --            --
  Exercise of warrants.............       --      --       672      --         2,315     (389)          --            --


                                                                      TOTAL
                                       DEFERRED     ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                     COMPENSATION     DEFICIT        EQUITY           LOSS
                                     ------------   -----------   -------------   -------------
Balance, December 31, 1997.........    $    --       $  (3,149)    $      468
  Issuance of Series B preferred
    stock, net.....................         --              --          8,020
  Sale of common stock to Series B
    investors......................         --              --             62
  Issuance of common stock to
    officer........................         --              --             --
  Issuance of common stock in
    exchange for services..........         --              --             36
  Issuance of Series C preferred
    stock, net.....................         --              --         13,993
  Exercise of common stock
    options........................         --              --            489
  Repurchase of stock..............         --              --            (70)
  Issuance of Series C preferred
    stock in exchange for
    services.......................         --              --             20
  Stock-based compensation.........         --              --             11
  Deferred stock compensation......     (3,217)             --             --
  Amortization of deferred stock
    compensation...................        741              --            741
  Comprehensive loss:
    Net loss.......................         --         (10,330)       (10,330)      $ (10,330)
                                       -------       ---------     ----------       ---------
        Total comprehensive loss...                                                 $ (10,330)
                                                                                    =========
Balance, December 31, 1998.........     (2,476)        (13,479)        13,440
  Exercise of common stock
    options........................         --              --          2,579
  Issuance of stock options in
    exchange for services..........         --              --            388
  Issuance of Series D preferred
    stock, net.....................         --              --          5,970
  Issuance of warrants.............         --              --            532
  Repurchase of stock..............         --              --            (10)
  Issuance of stock related to
    leases and debt financing......         --              --            100
  Issuance of common stock in
    initial public offering, net...         --              --         69,598
  Conversion of preferred stock....         --              --             --
  Exercise of warrants.............         --              --          1,926

                                E.PIPHANY, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                  (CONTINUED)
                                 (IN THOUSANDS)

                                       CONVERTIBLE          COMMON                                              ACCUMULATED
                                     PREFERRED STOCK         STOCK        ADDITIONAL                               OTHER
                                     ----------------   ---------------    PAID-IN                   NOTE      COMPREHENSIVE
                                     SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     WARRANTS   RECEIVABLE       LOSS
                                     -------   ------   ------   ------   ----------   --------   ----------   -------------
  Acceleration of common stock
    option vesting.................       --      --        --      --            47       --           --            --
  Deferred stock compensation......       --      --        --      --         2,619       --           --            --
  Amortization of deferred stock
    compensation...................       --      --        --      --            --       --           --            --
  Comprehensive loss:
    Unrealized loss on
      investments..................       --      --        --      --            --       --           --           (31)
    Net loss.......................       --      --        --      --            --       --           --            --
                                     -------    ----    ------    ----    ----------    -----      -------         -----
        Total comprehensive loss...
Balance, December 31, 1999.........       --      --    40,575       5       113,636      143         (640)          (31)
  Exercise of common stock
    options........................       --      --     1,174      --         3,415       --       (2,364)           --
  Issuance of common stock under
    employee stock purchase plan...       --      --       433      --         4,711       --           --            --
  Issuance of stock in connection
    with acquisitions..............       --      --    23,230       1     3,267,498       --           --            --
  Repurchase of stock..............       --      --      (258)     --          (279)      --           --            --
  Issuance of common stock in
    public offering, net...........       --      --     3,147      --       356,109       --           --            --
  Payments received on notes
    receivable.....................       --      --        --      --            --       --          336            --
  Exercise of warrants.............       --      --       143      --           184     (143)          --            --
  Short swing profits remitted by
    insider........................       --      --        --      --           193       --           --            --
  Acceleration of common stock
    option vesting.................       --      --        --      --           776       --           --            --
  Deferred stock compensation......       --      --        --      --           516       --           --            --
  Amortization of deferred stock
    compensation...................       --      --        --      --            --       --           --            --
  Comprehensive loss:
    Foreign currency translation
      adjustment...................       --      --        --      --            --       --           --          (449)
    Unrealized loss on
      investments..................       --      --        --      --            --       --           --           (70)
    Net loss.......................       --      --        --      --            --       --           --            --
                                     -------    ----    ------    ----    ----------    -----      -------         -----
        Total comprehensive loss...
Balance, December 31, 2000.........       --    $ --    68,444    $  6    $3,746,759    $  --      $(2,668)        $(550)
                                     =======    ====    ======    ====    ==========    =====      =======         =====


                                                                      TOTAL
                                       DEFERRED     ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                     COMPENSATION     DEFICIT        EQUITY           LOSS
                                     ------------   -----------   -------------   -------------
  Acceleration of common stock
    option vesting.................         --              --             47
  Deferred stock compensation......     (2,619)             --             --
  Amortization of deferred stock
    compensation...................      2,493              --          2,493
  Comprehensive loss:
    Unrealized loss on
      investments..................         --              --            (31)      $     (31)
    Net loss.......................         --         (22,390)       (22,390)        (22,390)
                                       -------       ---------     ----------       ---------
        Total comprehensive loss...                                                 $ (22,421)
                                                                                    =========
Balance, December 31, 1999.........     (2,602)        (35,869)        74,642
  Exercise of common stock
    options........................         --              --          1,051
  Issuance of common stock under
    employee stock purchase plan...         --              --          4,711
  Issuance of stock in connection
    with acquisitions..............         --              --      3,267,499
  Repurchase of stock..............         --              --           (279)
  Issuance of common stock in
    public offering, net...........         --              --        356,109
  Payments received on notes
    receivable.....................         --              --            336
  Exercise of warrants.............         --              --             41
  Short swing profits remitted by
    insider........................         --              --            193
  Acceleration of common stock
    option vesting.................         --              --            776
  Deferred stock compensation......        105              --            621
  Amortization of deferred stock
    compensation...................      1,488              --          1,488
  Comprehensive loss:
    Foreign currency translation
      adjustment...................         --              --           (449)      $    (449)
    Unrealized loss on
      investments..................         --              --            (70)            (70)
    Net loss.......................         --        (768,478)      (768,478)       (768,478)
                                       -------       ---------     ----------       ---------
        Total comprehensive loss...                                                 $(768,997)
                                                                                    =========
Balance, December 31, 2000.........    $(1,009)      $(804,347)    $2,938,191
                                       =======       =========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                E.PIPHANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1999        2000
                                                            --------    --------    ---------
Cash flows from operating activities:
Net loss..................................................  $(10,330)   $(22,390)   $(768,478)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation.........................................       269         908        2,894
     Allowance for doubtful accounts......................        30         270        4,450
     Amortization of goodwill and purchased intangibles...        --          --      697,106
     In-process research and development charge...........        --          --       47,000
     Noncash compensation expense.........................       799       2,929        3,514
     Noncash interest expense.............................        --          86           --
     Changes in operating assets and liabilities, net of
       effect of acquisitions:
       Accounts receivable................................    (1,257)     (4,529)     (22,575)
       Prepaid expenses and other assets..................      (275)     (2,628)      (2,733)
       Accounts payable...................................       898        (365)         674
       Accrued liabilities................................       888       4,668        1,572
       Deferred revenue...................................       305       3,262       17,611
                                                            --------    --------    ---------
          Net cash used in operating activities...........    (8,673)    (17,789)     (18,965)
                                                            --------    --------    ---------
Cash flows from investing activities:
  Purchases of property and equipment.....................    (1,104)     (2,952)     (15,503)
  Cash acquired in acquisitions...........................        --          --       24,282
  Direct costs of purchase transactions...................        --          --      (28,471)
  Proceeds from the sales of investments..................        --          --       42,509
  Purchases of investments................................        --     (22,957)     (96,992)
                                                            --------    --------    ---------
          Net cash used in investing activities...........    (1,104)    (25,909)     (74,175)
                                                            --------    --------    ---------
Cash flows from financing activities:
  Borrowings on line of credit............................       500       8,000           --
  Repayments on line of credit............................        --        (181)      (8,319)
  Principal payments on capital lease obligations.........        --         (81)        (587)
  Proceeds from public offerings of common stock, net.....        --      69,598      356,109
  Repayments on notes receivable..........................        --          --          336
  Proceeds from exercise of warrant.......................        --       2,250           41
  Net proceeds from issuance of convertible preferred
     stock................................................    22,033       5,970           --
  Issuance of common stock................................       470       2,631        7,559
                                                            --------    --------    ---------
          Net cash provided by financing activities.......    23,003      88,187      355,139
                                                            --------    --------    ---------
Effect of foreign exchange rates on cash and cash
  equivalents.............................................        --          --         (449)
                                                            --------    --------    ---------
Net increase in cash and cash equivalents.................    13,226      44,489      261,550
Cash and cash equivalents at beginning of year............       369      13,595       58,084
                                                            --------    --------    ---------
Cash and cash equivalents at end of year..................  $ 13,595    $ 58,084    $ 319,634
                                                            ========    ========    =========
Supplemental cash flow information:
  Cash paid for interest..................................  $     48    $    487    $     478
                                                            ========    ========    =========
Non-cash transactions:
  Loan to officer to purchase stock.......................  $    640    $     --    $      --
                                                            ========    ========    =========
  Equipment acquired under capital lease..................  $     --    $    716    $      --
                                                            ========    ========    =========

   The accompanying notes are an integral part of these financial statements.

                                E.PIPHANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND OPERATIONS

     E.piphany, Inc. ("E.piphany" or the "Company"), was incorporated in Delaware in November 1996. E.piphany provides web-based analytic and operational CRM products to unify inbound and outbound marketing, sales and service customer interactions. E.piphany enables a single, enterprise-wide view of each customer to help global businesses better understand and proactively serve customers in real time. Although E.piphany began actively selling its products in 1998 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future. E.piphany's worldwide headquarters is in San Mateo, California and E.piphany has regional operations and offices throughout the U.S., Europe and Asia Pacific.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     During the year ended December 31, 2000, E.piphany established subsidiaries primarily to extend its direct sales force into international locations. The consolidated financial statements included the accounts of E.piphany, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive loss." Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company's operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

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

  Impairment of Long-Lived Assets and Identifiable Intangible Assets

     The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

  Statements of Cash Flows

     For purposes of the statements of cash flows, E.piphany considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts on deposit at a commercial bank and investments in commercial paper and other securities.

                                E.PIPHANY, INC.

  Short-term Investments

     The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate bonds which are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders' equity. Realized gains and losses on short-term investments are included in earning and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

  Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

     The carrying value of the Company's financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company's customer base consists of businesses in the United States, Australia, Canada, France, Germany, Japan and the United Kingdom. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

     Sales to significant customers as a percentage of total revenues were as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1999    2000
                                                              ----    ----    ----
Customer A..................................................  30%      --     --
Customer B..................................................  17%      --     --
Customer C..................................................  16%      --     --
Customer D..................................................  11%      --     --
Customer E..................................................  11%      --     --
Customer F..................................................   --      11%    --

     In September 1998, the President and Chief Executive Officer of E.piphany was elected to the board of directors of Customer D. E.piphany recognized $357,000, $273,000 and $45,000 in revenue from this customer in 1998, 1999 and 2000, respectively, and had $146,000, $118,000 and $0 in accounts receivable due from Customer D at December 31, 1998, 1999 and 2000, respectively. The majority of the agreements relating to this revenue were entered into before the chief executive officer was employed by E.piphany or elected to Customer D's board of directors.

     The President and Chief Executive Officer of E.piphany is currently or has been a member of the board of directors of five additional customers. E.piphany recognized a total of $296,000 and $1,349,000 in revenue from these customers in 1999 and 2000, respectively, and had a total of $280,000 and $0 in accounts receivable at December 31, 1999 and 2000, respectively from these customers. An outside director of E.piphany is also a member of the board of directors of three of these customers.

     An outside director of E.piphany is currently or has been a member of the board of directors of two additional customers. E.piphany recognized $233,000, $704,000 and $93,000 in revenue from these customers

                                E.PIPHANY, INC.

in 1998, 1999 and 2000, and had a total of $57,000, $112,000 and $6,000 in accounts receivable as of December 31, 1998, 1999 and 2000, respectively. The first agreement with one of these customers was entered into before the outside director was elected to E.piphany's board of directors.

  Investments

     Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Cash, cash equivalents and short-term investments consisted of the following as of December 31, 1999 and 2000 (in thousands):

                                                                       UNREALIZED
                                                                      ------------
                                                            COST      LOSS    GAIN    MARKET
                                                           -------    ----    ----    -------
DECEMBER 31, 1999:
Cash and cash equivalents:
  Cash...................................................  $   110    $ --    $ --    $   110
  Certificates of deposit................................       --      --      --         --
  Money market funds.....................................    9,006      --      --      9,006
  Commercial paper.......................................    5,972      --      --      5,972
  Short-term municipal notes/bonds.......................   42,996      --      --     42,996
  Government notes/bonds.................................       --      --      --         --
                                                           -------    ----    ----    -------
                                                           $58,084    $ --    $ --    $58,084
                                                           =======    ====    ====    =======
Short-term investments:
  Certificates of deposit................................  $    --    $ --    $ --    $    --
  Commercial paper.......................................   19,997     (31)     --     19,966
  Corporate bonds........................................    2,960      --      --      2,960
  Government notes/bonds.................................       --      --      --         --
                                                           -------    ----    ----    -------
                                                           $22,957    $(31)   $ --    $22,926
                                                           =======    ====    ====    =======

                                                                       UNREALIZED
                                                                      -------------
                                                             COST     LOSS    GAIN      MARKET
                                                           --------   -----   -----    --------
DECEMBER 31, 2000:
Cash and cash equivalents:
  Cash...................................................  $  8,426   $  --   $  --    $  8,426
  Certificates of deposit................................       570      --      --         570
  Money market funds.....................................    79,472      --      --      79,472
  Commercial paper.......................................    26,274      --      --      26,274
  Short-term municipal notes/bonds.......................   182,986      --      --     182,986
  Government notes/bonds.................................    21,906      --      --      21,906
                                                           --------   -----   -----    --------
                                                           $319,634   $  --   $  --    $319,634
                                                           ========   =====   =====    ========
Short-term investments:
  Certificates of deposit................................  $  1,191   $  --   $  --    $  1,191
  Commercial paper.......................................    38,493    (101)     --      38,392
  Corporate bonds........................................    23,118      --      --      23,118
  Government notes/bonds.................................    14,638      --      --      14,638
                                                           --------   -----   -----    --------
                                                           $ 77,440   $(101)  $  --    $ 77,339
                                                           ========   =====   =====    ========

                                E.PIPHANY, INC.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally three to five years. Depreciation expense is included in operating expenses and cost of revenues.

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
Computer software and equipment..........................  $ 4,959    $21,444
Furniture and fixtures...................................       --      4,180
Leasehold improvements...................................      197      3,762
                                                           -------    -------
                                                             5,156     29,386
Less: Accumulated depreciation...........................   (1,224)    (7,597)
                                                           -------    -------
                                                           $ 3,932    $21,789
                                                           =======    =======

     Included in property and equipment are assets acquired under capital leases with original cost of approximately $2,608,000 as of December 31, 2000. Accumulated amortization on the leased assets is approximately $1,543,000 as of December 31, 2000.

     Future minimum lease payments on capital leases are as follows at December 31, 2000 (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
2001........................................................  $  765
2002........................................................     515
2003........................................................     154
                                                              ------
Total minimum lease payments................................   1,434
Less: Imputed interest (11.0%)..............................    (158)
                                                              ------
Present value of payments under capital leases..............   1,276
Less: Current portion.......................................    (658)
                                                              ------
Long-term capital lease obligations.........................  $  618
                                                              ======

  Goodwill and Purchased Intangibles

     Goodwill and purchased intangible assets are as follows at December 31, 2000 (in thousands):

Goodwill.................................................  $3,110,858
Assembled workforce......................................      21,093
Developed technology.....................................     106,400
                                                           ----------
                                                            3,238,351
Less: Accumulated amortization...........................    (697,106)
                                                           ----------
                                                           $2,541,245
                                                           ==========

     There were no goodwill and purchased intangible assets as of December 31, 1999.

     Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, business partner agreements, assembled workforce, covenants not-to-compete, trademarks, and core technology. E.piphany uses modeling techniques on new acquisitions and long-range business plans, revised annually, to assess whether a revision of the existing estimated useful lives of intangible assets is necessary. E.piphany regularly performs reviews to determine if the carrying value of the goodwill and other

                                E.PIPHANY, INC.

intangible assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three years.

  Software Development Costs

     Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. E.piphany defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed.

  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999      2000
                                                            ------    -------
Professional services.....................................  $  603    $ 2,889
Sales tax.................................................      20      1,345
Royalties.................................................     156      1,050
Vacation..................................................     739      3,328
Commissions and bonus.....................................   1,877      6,316
Marketing expenses........................................     660      1,882
ESPP......................................................     888      1,845
Merger costs..............................................      --        528
Other.....................................................     753     10,821
                                                            ------    -------
                                                            $5,696    $30,004
                                                            ======    =======

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

     The shares issued to consultants for services rendered were in the form of stock options that were fully vested on the date of grant and the fair value of these shares was estimated using the Black-Scholes model.

  Revenue Recognition

     E.piphany generates several types of revenue including the following:

     License Fees. E.piphany's standard end user license agreement for E.piphany's products provides for an initial fee to use the product in perpetuity up to a maximum number of users. E.piphany also enters into other

                                E.PIPHANY, INC.

license agreement types, which allow for the use of E.piphany's products, usually restricted by the number of users or the license term. Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of a) such evidence does exist for the undelivered elements, or b) all elements are delivered. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the services do not include significant alterations to the features and functionality of the software. To date, services have been essential to the functionality of the software products for substantially all license agreements entered into which included implementation services. For these arrangements and other arrangements which don't meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." When reliable estimates are available for the costs and efforts necessary to complete the implementation services, the Company accounts for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

     E.piphany provides for sales returns based on historical rates of return which, to date, have not been material.

     Maintenance Agreements. Maintenance agreements generally call for E.piphany to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations.

     Consulting, Implementation and Training Services. E.piphany provides consulting, implementation and training services to its customers. Revenue from such services, when not sold in conjunction with product licenses, is generally recognized as the services are performed.

     As of December 31, 1999 and 2000, $0.5 million and $3.3 million, respectively, of accounts receivable was unbilled due to services performed in advance of billings.

  Advertising Costs

     The Company expenses all advertising costs as incurred and totaled $20,000, $0.8 million, and $1.7 million during the years ended December 31, 1998, 1999, and 2000, respectively.

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

                                E.PIPHANY, INC.

  Computation of Basic and Diluted Net Loss Per Share and Pro Forma Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per common share, as presented in the consolidated statements of operations, has been computed as described above and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance (in thousands, except per share amounts).

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
Net loss..........................................  $(10,330)   $(22,390)   $(768,478)
                                                    ========    ========    =========
Basic and diluted:
  Weighted average shares of common stock
     outstanding..................................    10,853      21,324       59,848
Less: Weighted average shares subject to
  repurchase......................................    (7,404)     (5,953)      (3,810)
                                                    --------    --------    ---------
Weighted average shares used in computing basic
  and diluted net loss per common share...........     3,449      15,371       56,038
                                                    ========    ========    =========
  Basic and diluted net loss per common share.....  $  (3.00)   $  (1.46)   $  (13.71)
                                                    ========    ========    =========
  Net loss........................................  $(10,330)   $(22,390)   $(768,478)
                                                    ========    ========    =========
Shares used above.................................     3,449      15,371       56,038
Pro forma adjustment to reflect weighted effect of
  assumed conversion of convertible preferred
  stock (unaudited)...............................    11,092      11,931           --
                                                    --------    --------    ---------
Shares used in computing pro forma basic and
  diluted net loss per common share (unaudited)...    15,541      27,302       56,038
                                                    --------    --------    ---------
Pro forma basic and diluted net loss per common
  share (unaudited)...............................  $  (0.71)   $  (0.82)   $  (13.71)
                                                    ========    ========    =========

     E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were approximately 22,428,000, 24,384,000, and 11,750,194 for the years ended December 31, 1998, 1999 and 2000, respectively. See Note 6 for further information on these securities.

  Segment Reporting

     During 1998, E.piphany adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by management to assess performance and manage company resources be the source for segment information disclosure. On this basis, E.piphany is organized and operates as one business segment, the design, development, and marketing of software solutions. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries.

                                E.PIPHANY, INC.

     Information regarding geographic areas are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1998    1999      2000
                                                              ----    ----    --------
Revenues:
  North America.............................................   $--     $--    $116,982
  International.............................................   --      --       10,299
                                                               --      --     --------
          Total.............................................   $--     $--    $127,281
                                                               ==      ==     ========

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. E.piphany will apply the new rules prospectively to transactions beginning in the first quarter of 2001. Based on current circumstances, E.piphany believes the application of the new rules will not have a material impact on its financial position or results of operations.

     In March 2000, the FASB issued Financial Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25." FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues (a) the definition of "employee" for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. E.piphany adopted FIN No. 44 in July 2000. The adoption did not have a material effect on its financial position or results of operations.

 3. LONG-TERM DEBT

     E.piphany had the following long-term debt arrangements as of December 31 (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                               1999     2000
                                                              ------    ----
Subordinated convertible debt facility for $10.0 million.
  Expired in February 2000. Borrowings bear interest at 10%
  and are payable in equal monthly installments of interest
  only through June 2001 and equal installments of principal
  and interest from June 2001 to December 2002..............  $5,000     $--
Non-revolving equipment line of credit with a bank for $3.0
  million. Expired in March 2000 with all payments due March
  2003. Borrowings bear interest at the bank's prime rate
  plus 0.5% (9.0% at December 31, 1999).....................   3,000     --
Non-revolving equipment line of credit with a bank for $1.25 million. Borrowings bear interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1999) and are payable in
  monthly installments through September 2001...............     319     --
                                                              ------     --
  Total borrowings outstanding..............................   8,319     --
  Less: current portion.....................................    (894)    --
                                                              ------     --
          Total long-term debt..............................  $7,425     $--
                                                              ======     ==

                                E.PIPHANY, INC.

     All of the debt arrangements above were collateralized by substantially all of E.piphany's assets. E.piphany was required to comply with certain covenants under some of these arrangements including minimum deposits and liquidity ratios.

     Under the subordinated convertible debt facility, the lender had the option to convert a portion of the outstanding borrowings under the facility to 527,345 shares of E.piphany's Series C preferred stock at a price of $4.27 per share. The fair value of the warrant at the date of issuance was determined to be $391,000 and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.6%; expected life of 0.25 years; and expected volatility of 85%. This amount was recognized as additional interest expense over the term of this arrangement with the lender. This warrant was exercised during 1999.

 4. COMMITMENTS

     E.piphany leases certain equipment and its facilities under operating lease agreements. The leases expire at various dates through 2004. Future minimum lease payments under these leases as of December 31, 2000 are as follows (in thousands):

                 YEAR ENDING DECEMBER 31,
                 ------------------------
2001.......................................................  $12,931
2002.......................................................   11,310
2003.......................................................    9,804
2004.......................................................    7,704
2005.......................................................    4,971
Thereafter.................................................   20,636
                                                             -------
                                                             $67,356
                                                             =======

     Total rent expense for the years ended December 31, 1998, 1999 and 2000, was approximately $610,000, $1,220,000 and $6,965,000, respectively.

 5. PREFERRED STOCK

     During 1997 through 1999, E.piphany issued 17,340,000 shares of preferred stock. These shares were converted to shares of common stock upon the closing of the Company's initial public offering (IPO) on September 21, 1999. Upon the closing of the IPO, E.piphany authorized 5,000,000 shares of undesignated preferred stock for future issuance. The Company held a special meeting of stockholders on December 6, 2000 and increased the number of authorized shares of preferred stock, $0.0001 par value, of the Company from 5,000,000 to 25,000,000 shares.

 6. COMMON STOCK

     During January and February 1997, E.piphany issued 8,400,000 shares of common stock, under restricted stock purchase agreements, for $0.00033 per share in exchange for cash. Pursuant to the restricted stock purchase agreements, E.piphany has the right to repurchase the common stock at the original purchase price upon the occurrence of certain events. The repurchase right expires over a 48-month period. In July 1998, E.piphany's chief executive officer purchased 2,400,000 shares of common stock under a restricted stock purchase agreement in exchange for a promissory note (see Note 8). Pursuant to the stock purchase agreement, E.piphany has the right to repurchase the common stock at the original purchase price upon the occurrence of certain events. The repurchase right expires over a 48-month period. As of December 31, 2000, 871,875 shares of common stock were subject to repurchase under these agreements. All exercised but unvested stock options are also subject to repurchase by E.piphany at the original purchase price. As of

                                E.PIPHANY, INC.

December 31, 2000 2,199,492 shares of common stock were subject to repurchase under these stock options agreements.

     The number of authorized shares of common stock was 100,000,000 shares. The Company held a special meeting of stockholders on December 6, 2000 and increased the number of authorized shares of common stock, $0.0001 par value, of the Company from 100,000,000 to 500,000,000 shares.

     As of December 31, 2000, E.piphany had reserved the following shares of authorized but unissued common stock:

Stock options outstanding under the 1997 stock option
  plan......................................................   3,263,959
Stock options outstanding under the 1999 stock option
  plan......................................................   5,860,969
Stock options available for grant under the 2000
  nonstatutory stock option plan............................   2,250,000
Stock options available for grant under the 1999 stock
  plan......................................................   1,181,865
Stock reserved for issuance under the 1999 employee stock
  purchase plan.............................................   4,189,918
Stock options outstanding under plans assumed through
  acquisition...............................................   1,971,792
Warrants assumed through acquisition........................       5,366
                                                              ----------
          Total shares reserved.............................  18,723,869
                                                              ==========

  Warrants

     In January 1998, E.piphany issued a warrant to purchase shares of Series B preferred stock at $1.67 per share in connection with obtaining a line of credit with a bank. The number of shares is calculated based on $97,500 plus a percentage of borrowings under the revolving line of credit divided by the share price. The fair value of the warrant at the date of issuance was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.6%; expected life of 3 years; and expected volatility of 85%. The value was determined to be immaterial. This warrant was exercised during 1999 for 112,500 shares.

     In June 1999, E.piphany issued a warrant to purchase 46,875 shares of Series C preferred stock at $2.25 per share in connection with obtaining an equipment lease line. The fair value of the warrant at the date of issuance was determined to be $141,000 and was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 5.2%; expected life of 3 years; and expected volatility of 85%. This warrant was exercised during 2000.

     Upon the closing of the Company's IPO, all warrants to purchase preferred stock converted to warrants to purchase common stock.

  Stock-Based Compensation

     In connection with the grant of certain stock options to employees during the years ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $5.8 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. Approximately $0.7 million, $2.5 million, and $1.5 million was expensed during the years ended December 31, 1998, 1999 and 2000, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

     During the years ended December 31, 1998, 1999 and 2000, E.piphany recorded stock-based compensation of $0.1 million, $0.4 million, and $2.0 million, respectively, related to equity instruments issued to non-employees. Stock-based compensation related to stock options to purchase common stock which are issued to

                                E.PIPHANY, INC.

non-employees is determined based upon the fair value at the date of issuance in accordance with the provisions of SFAS No. 123.

  1999 Employee Stock Purchase Plan

     On June 30, 1999, the board of directors approved the adoption of E.piphany's 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 4,189,918 shares of common stock have been reserved for issuance under the Purchase Plan as of December 31, 2000. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan. As of December 31, 2000, 433,000 shares had been purchased.

  Initial Public Offering

     On September 21, 1999, E.piphany completed an IPO of 7,158,750 shares of its common stock at a price of $10.66 per share and received net proceeds of approximately $69.9 million.

  Secondary Offering

     In January 2000, E.piphany completed a public offering (the "Offering") of 5,550,000 shares of common stock. E.piphany sold 2,990,796 shares of common stock and the selling stockholders sold 2,559,204 shares of common stock. In addition, the underwriters exercised their option to purchase 627,750 shares, of which 156,513 were from E.piphany and 471,237 were from selling stockholders, to cover over-allotments of shares. The net proceeds to the Company from the Offering totaled $356 million.

  Stock Split

     On October 17, 2000 the Board of Directors authorized a three-for-two stock split of the Company's common stock, in the form of a stock dividend, which was paid on November 13, 2000. The financial information included in this report has been restated to give effect to the stock split.

  Stock Options

     In 1997, E.piphany adopted the 1997 Stock Plan (the "1997 Plan") under which incentive stock options and nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are immediately exercisable, but shares so purchased vest over periods determined by the board of directors, generally four years. Upon termination of employment, unvested shares may be repurchased by E.piphany for the original purchase price. E.piphany's board of directors determined that no further options would be granted under the 1997 Plan after the IPO. In addition to the shares authorized for the 1999 Plan, the 1997 Plan options authorized but not granted as of the IPO date were made available for grant under the 1999 Plan. Accordingly, no shares are available for grant under the 1997 Plan as of December 31, 2000.

     On June 30, 1999, the board of directors approved the adoption of E.piphany's 1999 Stock Plan (the "1999 Plan"). A total of 7,042,834 shares of common stock have been reserved for issuance related to stock options under the 1999 Plan. As of December 31, 2000, 1,181,865 shares were available for grant. The period over which the options vest and the term of the options are substantially the same as the 1997 Plan.

                                E.PIPHANY, INC.

     On October 18, 2000, the board of directors approved the adoption of E.piphany's 2000 Nonstatutory Stock Option Plan (the "Nonstatutory Plan"). A total of 2,250,000 shares of common stock have been reserved for issuance under the Nonstatutory Plan. As of December 31, 2000, no shares had been granted from this plan. The period over which the options vest and the term of the options are substantially the same as the 1997 Plan.

     E.piphany accounts for its stock option plans pursuant to APB 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense for stock option plans been determined consistent with SFAS No. 123, net losses would have increased to the following pro forma amounts (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1998        1999        2000
                                                    --------    --------    ---------
Net loss as reported..............................  $(10,330)   $(22,390)   $(768,478)
Net loss pro forma................................  $(10,457)   $(24,956)   $(825,942)
Net loss per share as reported....................  $  (3.00)   $  (1.46)   $  (13.71)
Net loss per share pro forma......................  $  (3.03)   $  (1.62)   $  (14.74)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1999, and 2000:

                                                       1998         1999         2000
                                                     ---------    ---------    ---------
Risk-free interest rate............................    5.50%        6.07%        5.77%
Expected life of the option........................  4.5 years    4.5 years    4.5 years
Dividend yield.....................................     --%          --%          --%
Volatility.........................................     85%          85%         149%

     The following table summarizes the stock option plan activity under the stock option plans (in thousands, except per share amounts):

                                     YEAR ENDED             YEAR ENDED             YEAR ENDED
                                  DECEMBER 31, 1998      DECEMBER 31, 1999      DECEMBER 31, 2000
                                 -------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
                                 SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 -------    --------    -------    --------    -------    --------
Outstanding at beginning of
  period.......................    1,815     $0.08        2,491     $0.38        4,754     $ 8.95
Granted........................    3,840     $0.37        5,188     $8.81        8,437     $49.89
Exercised......................   (2,310)    $0.21       (2,283)    $1.13       (1,174)    $ 3.03
Canceled.......................     (854)    $0.17         (642)    $2.35         (920)    $40.10
                                 -------                -------                -------
Outstanding at end of period...    2,491     $0.38        4,754     $8.95       11,097     $38.11
                                 =======                =======                =======
Vested and exercisable at end
  of period....................      234     $0.09          347     $2.58        1,278     $14.74
                                 =======                =======                =======
Weighted average fair value per
  share........................  $  0.19                $  8.95                $ 38.11
                                 =======                =======                =======

                                E.PIPHANY, INC.

                                                                 OPTIONS VESTED
                                  OPTIONS OUTSTANDING           AND EXERCISABLE
                            -------------------------------    ------------------
                                      WEIGHTED     WEIGHTED              WEIGHTED
                                       AVERAGE     AVERAGE               AVERAGE
   DECEMBER 31, 2000                  REMAINING    EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES    NUMBER      YEARS       PRICE      NUMBER     PRICE
------------------------    ------    ---------    --------    ------    --------
$  0.01 - $  1.80.......     1,217      7.94       $  1.06       288     $  1.14
$  1.97 - $  4.27.......     1,271      8.55       $  3.55       363     $  3.73
$  4.76 - $  7.33.......     1,459      8.60       $  7.14       357     $  7.23
$  8.51 - $ 31.67.......     1,624      9.23       $ 24.93        76     $ 19.39
$ 32.59 - $ 40.83.......     1,355      9.61       $ 39.65        41     $ 38.22
$ 41.33 - $ 54.58.......     1,175      9.56       $ 49.75        38     $ 46.76
$ 54.79 - $ 66.37.......     1,329      9.58       $ 61.90        44     $ 62.17
$ 66.67 - $121.29.......     1,460      9.03       $ 97.90        56     $ 89.38
$122.59 - $190.33.......       207      9.06       $138.85        15     $133.60
                            ------      ----       -------     -----     -------
$  0.01 - $190.33.......    11,097      9.02       $ 38.11     1,278     $ 14.74
                            ======      ====       =======     =====     =======

     During the year ended December 31, 1998, E.piphany issued 60,000 shares under the 1997 Plan for services rendered. The fair value of these shares is reflected in operating expenses in the respective year.

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

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
Net operating loss carryforwards.....................    $ 10,511    $ 40,190
Accruals and reserves................................       1,455       4,876
Plant and equipment..................................         150         135
Startup and organization costs.......................         166         108
Research and development credits.....................         503       1,667
                                                         --------    --------
Total deferred tax assets............................      12,785      46,976
Valuation allowance..................................     (12,785)    (46,976)
                                                         --------    --------
Net deferred tax assets..............................    $     --    $     --
                                                         ========    ========

     As of December 31, 2000, E.piphany had net operating loss carryforwards of approximately $95.8 million and $55.3 million for federal and state tax purposes, respectively. The federal net operating loss and other credit carryforwards expire on various dates beginning on 2012 through 2020. The state net operating loss carryforwards will expire in 2004. The deferred tax assets at December 31, 2000 also include approximately $11.3 million related to the acquisitions of Right Point, Octane, eClass and iLeverage (including net operating losses of $29.8 million and $20 million, federal and state respectively) and when realized, will be used to reduce the amount of goodwill recorded at the date of the acquisitions. In addition, approximately $15.4 million of the deferred tax asset relates to employee stock option deductions and accordingly will be credited directly to stockholders' equity and will not be available to reduce the provision for income taxes in future years.

                                E.PIPHANY, INC.

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

     The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income rate of 34% to income (loss) before taxes as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1998      1999      2000
                                                   ------    ------    ------
Federal statutory rate...........................   (34.0)%   (34.0)%   (34.0)%
State taxes, net of federal benefit..............      (6)%      (6)%      (6)%
Amortization of stock compensation...............    2.92%     4.45%     0.18%
Amortization of goodwill and in-process R&D......      --        --     38.73%
Net operating loss not benefitted................   37.08%    35.55%     1.09%
                                                   ------    ------    ------
                                                       --%       --%       --%
                                                   ======    ======    ======

 8. RELATED PARTY TRANSACTIONS

     In 1998, E.piphany loaned its chief executive officer $175,000 for relocation expenses. In accordance with the loan agreement, the entire amount of the loan was forgiven on March 31, 1999. The loan was charged to compensation expense and is included in general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 1998. The chief executive officer was also offered a loan of $250,000 per year for two years, drawable monthly. This loan bears interest at 5.6% per annum compounded monthly and was repaid in January 2000 upon the officer's first stock sales. As the repayment of this amount was contingent on future stock sales, this amount has been expensed as paid. Advances under the loan were charged to compensation expense in the period in which the amounts were loaned to the officer, and thus, $104,000, $250,000 and $146,000 are included in general and administrative expense in the accompanying statements of operations for the years ended December 31, 1998, 1999 and 2000, respectively. The chief executive officer was also given a loan to purchase 2,400,000 shares of common stock at $0.40 per share. This loan is collateralized by the underlying shares of E.piphany. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum. As of December 31, 2000, the outstanding balance on this loan was $734,000.

 9. ACQUISITIONS

  The RightPoint Acquisition

     On January 4, 2000, E.piphany acquired RightPoint Software, Inc. ("RightPoint") in a merger transaction. RightPoint developed and marketed real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. Under the terms of the RightPoint Merger Agreement, stockholders of RightPoint received approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they owned at the time the merger was consummated. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for 4,614,992 shares of E.piphany's common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 795,000 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of RightPoint's operations subsequent to January 4, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion,

                                E.PIPHANY, INC.

had no alternative future use. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $479.3 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $159.9 million at December 31, 2000.

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

     In connection with the acquisition of RightPoint, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets..................  $  3,076
Property, plant and equipment and other noncurrent assets...       817
Note receivable from stockholder............................     1,185
Purchased intangibles, including in-process technology......   501,318
Current liabilities assumed.................................    (9,633)
                                                              --------
          Net assets acquired...............................  $496,763
                                                              ========

  The iLeverage Acquisition

     On May 1, 2000, E.piphany acquired iLeverage Corporation ("iLeverage") in a merger transaction. iLeverage developed marketing solutions for digital marketplaces. Under the terms of the iLeverage Merger Agreement, stockholders of iLeverage received approximately 0.007 and 0.008097 shares of E.piphany common stock for each share of iLeverage common stock and preferred stock, respectively. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of iLeverage in exchange for 177,146 shares of E.piphany's common stock. In addition, options of iLeverage were converted into options to purchase approximately 95,231 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of iLeverage's operations subsequent to May 1, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. The total purchase price was approximately $29.0 million. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $29.1 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $6.5 million at December 31, 2000. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

     In connection with the acquisition of iLeverage, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets..................    $   285
Purchased intangibles.......................................     29,143
Current liabilities assumed.................................       (391)
                                                                -------
          Net assets acquired...............................    $29,037
                                                                =======

                                E.PIPHANY, INC.

  The eClass Acquisition

     On May 31, 2000, E.piphany acquired eClass Direct, Inc. ("eClass") in a merger transaction. eClass was an application service provider of permission-based e-mail marketing services. Under the terms of the eClass Merger Agreement, stockholders of eClass received approximately 0.1411 shares of E.piphany common stock for each share of eClass common stock. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of eClass in exchange for 1,084,031 shares of E.piphany's common stock. In addition, options of eClass were converted into options to purchase approximately 69,575 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of eClass' operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. The total purchase price was approximately $50.3 million. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $48.6 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $9.5 million at December 31, 2000. There can be no assurance that the value of the other purchased intangible assets may not become impaired prior to its amortization.

     In connection with the acquisition, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets..................    $ 1,571
Property, plant and equipment...............................        250
Purchased intangibles.......................................     48,620
Current liabilities assumed.................................       (127)
                                                                -------
          Net assets acquired...............................    $50,314
                                                                =======

  The Octane Acquisition

     On May 31, 2000, E.piphany acquired Octane Software, Inc. ("Octane") in a merger transaction. Octane was a provider of next-generation multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the Octane Merger Agreement, stockholders of Octane received approximately 0.5097 shares of E.piphany common stock for each share of Octane common stock they owned at the time the merger was consummated. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of Octane in exchange for 17,353,426 shares of E.piphany's common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,836,839 shares of E.piphany's common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Octane's operations subsequent to May 31, 2000 have been included in E.piphany's operating results for the year ended December 31, 2000. The total purchase price was approximately $2.7 billion, of which $25.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management's opinion, had no alternative future use. The total purchase price is subject to adjustments based upon finalization of management's integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $2.7 billion were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $521.3 million at December 31, 2000.

     The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established. The value was determined by estimating the costs to develop the acquired in-process technology into commercially viable

                                E.PIPHANY, INC.

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

     In connection with the acquisition of Octane, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets..................  $   24,828
Property, plant and equipment and other noncurrent assets...       4,518
Note receivable from stockholder............................       1,179
Purchased intangibles, including in-process technology......   2,705,946
Current liabilities assumed.................................     (26,078)
                                                              ----------
          Net assets acquired...............................  $2,710,393
                                                              ==========

     The following table presents the unaudited pro forma results assuming that E.piphany had merged with Octane, eClass, iLeverage and RightPoint at the beginning of fiscal year 1999. Net loss has been adjusted to exclude the write-offs of acquired in-process research and development of approximately $47.0 million and includes amortization of purchased intangibles of approximately $1.1 billion for the years ended December 31, 1999 and 2000. Net loss also includes $2.9 million and $3.5 million of stock based compensation for the years ended December 31, 1999 and 2000, respectively. This information may not necessarily be indicative of the future combined results of operations of Epiphany (in thousands, except per share amounts).

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           2000
                                                    -----------    -----------
Revenues..........................................  $    29,484    $   135,169
Net loss..........................................  $(1,127,287)   $(1,137,549)
Basic net loss per share..........................  $    (22.31)   $    (17.85)

10. 401(k) PLAN

     In January 1999, E.piphany adopted a 401(k) plan (the "401(k)"). Participation in the 401(k) is available to all employees. Employees are eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant may elect to contribute an amount up to 15% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

11. VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT     CHARGED TO    CHARGED TO    BALANCE AT
                                                BEGINNING OF    COSTS AND       OTHER         END OF
                                                   PERIOD        EXPENSES      ACCOUNTS       PERIOD
                                                ------------    ----------    ----------    ----------
Allowance for doubtful accounts
  Years ended December 31, (in thousands):
     1998.....................................      $ --          $   30          $--         $   30
     1999.....................................      $ 30          $  270          $--         $  300
     2000.....................................      $300          $4,450          $--         $4,750

                                E.PIPHANY, INC.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents selected quarterly information for 1999 and 2000 (in thousands except share data):

                                                FIRST       SECOND        THIRD       FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                                               --------    ---------    ---------    ---------
1999:
Revenues.....................................  $  1,894    $   3,230    $   5,344    $   8,714
Gross profit.................................     1,062        1,549        2,329        4,893
Net loss.....................................    (3,959)      (5,387)      (6,789)      (6,255)
Basic and diluted net loss per share.........  $  (0.56)   $   (0.70)   $   (0.61)   $   (0.12)
Pro forma basic and diluted net loss per
  share (unaudited)..........................  $  (0.17)   $   (0.23)   $   (0.25)   $   (0.12)
2000:
Revenues.....................................  $ 14,415    $  24,519    $  39,140    $  49,207
Gross profit.................................     8,286       14,828       21,491       27,371
Net loss.....................................   (66,968)    (147,556)    (277,269)    (276,685)
Basic and diluted net loss per share.........  $  (1.57)   $   (2.87)   $   (4.35)   $   (4.26)
Pro forma basic and diluted net loss per
  share (unaudited)..........................  $  (1.57)   $   (2.87)   $   (4.35)   $   (4.26)

13. SUBSEQUENT EVENTS (UNAUDITED)

     On February 20, 2001, E.piphany signed an Agreement and Plan of Reorganization to acquire Moss Software, Inc. through a merger with a wholly-owned subsidiary of E.piphany. Under the terms of the agreement, E.piphany will issue up to 1,641,791 shares of common stock. The acquisition of Moss Software is subject to certain closing conditions, including the approval of Moss Software's stockholders and other customary closing conditions.

     On January 29, 2001, E.piphany acquired the intellectual property assets of Radnet, Inc. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock. This transaction will add to E.piphany's strategic intellectual property and complement its current product development plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

        The consolidated financial statements of E.piphany as set forth under
Item 8 are filed as part of this Annual Report on Form 10-K.

     (a)(2) Financial Statements Schedules.

        See Item 14 (d) below.

     (a)(3) Exhibits.

    NUMBER                            EXHIBIT TITLE
    -------                           -------------
     2.1+      Agreement and Plan of Reorganization by and among the
               Registrant, Yosemite Acquisition Corporation and RightPoint
               Software, Inc.
     2.2++     Agreement and Plan of Merger and Reorganization dated March
               14, 2000 by and among the Registrant, Octane Software, Inc.
               and Orchid Acquisition Corporation.
     2.3++     Form of Octane Software, Inc. shareholder Voting Agreement relating to the proposed acquisition of Octane Software,
               Inc.
     2.4++     Form of Registrant's stockholder Voting Agreement relating to the proposed acquisition of Octane Software, Inc.
     3.1*      Restated Certificate of Incorporation of the Registrant.

    NUMBER                            EXHIBIT TITLE
    -------                           -------------
     3.2*      Restated Bylaws of the Registrant.
    10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    10.2*      1999 Stock Plan and form of agreements thereunder.
    10.3*      1999 Employee Stock Purchase Plan and form of agreements
               thereunder.
    10.4*      1997 Stock Plan and form of agreements thereunder.
    10.5*      Fourth Amended and Restated Investors' Rights Agreement
               dated June 16, 1999.
    10.6*      Loan and Security Agreement entered into as of January 9,
               1998 with Silicon Valley Bank.
    10.7*      Loan Modification Agreement between the Registrant and
               Silicon Valley Bank dated December 1, 1998.
    10.8*      Master Lease Agreement dated June 2, 1999 by and between
               Comdisco, Inc. and the Registrant.
    10.9*      Subordinated Loan and Security Agreement dated as of June 2,
               1999 by and between the Registrant and Comdisco, Inc.
    10.10*     Sublease Portion of Third Floor of 1900 Norfolk Street, San
               Mateo, California dated April 23, 1999 by and between
               Inktomi Corporation and the Registrant.
    10.11*     Form of Amended and Restated Common Stock Purchase Agreement
               dated March 18, 1997 between the Registrant and four
               stockholders.
    10.12*     Restricted Stock Purchase Agreement, Promissory Note, Stock
               Pledge Agreement and Joint Escrow Instructions dated July 1,
               1998 between Roger S. Siboni and the Registrant.
    10.13*     Promissory Note dated August 15, 1998 between Roger S.
               Siboni and the Registrant.
    10.14**    RightPoint Software, Inc. (formerly Datamind Corporation)
               1996 Stock Option Plan.
    10.15***   2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
    23.1       Consent of Arthur Andersen LLP, Independent Public
               Accountants.
    24.1       Power of Attorney (see page 60).

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

*** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 2nd day of April, 2001.

                                          E.PIPHANY, INC.

                                          By:      /s/ ROGER S. SIBONI

                                            ------------------------------------
                                                      Roger S. Siboni
                                               President and Chief Executive
                                                           Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger S. Siboni and Kevin J. Yeaman, his attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, any do or cause to be done by virtue hereof.

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

                /s/ ROGER S. SIBONI                       President, Chief Executive       April 2, 2001
---------------------------------------------------          Officer and Director
                  Roger S. Siboni                       (Principal Executive Officer)

                /s/ KEVIN J. YEAMAN                        Chief Financial Officer         April 2, 2001
---------------------------------------------------        (Principal Financial and
                  Kevin J. Yeaman                            Accounting Officer)

                 /s/ PAUL M. HAZEN                                 Director                April 2, 2001
---------------------------------------------------
                   Paul M. Hazen

                /s/ ROBERT L. JOSS                                 Director                April 2, 2001
---------------------------------------------------
                  Robert L. Joss

                  /s/ SAM H. LEE                                   Director                April 2, 2001
---------------------------------------------------
                    Sam H. Lee

             /s/ DOUGLAS J. MACKENZIE                              Director                April 2, 2001
---------------------------------------------------
               Douglas J. Mackenzie

                 /s/ GAYLE CROWELL                                 Director                April 2, 2001
---------------------------------------------------
                   Gayle Crowell

                                 EXHIBIT INDEX

NUMBER                            EXHIBIT TITLE
-------                           -------------
 2.1+      Agreement and Plan of Reorganization by and among the
           Registrant, Yosemite Acquisition Corporation and RightPoint
           Software, Inc.
 2.2++     Agreement and Plan of Merger and Reorganization dated March
           14, 2000 by and among the Registrant, Octane Software, Inc.
           and Orchid Acquisition Corporation.
 2.3++     Form of Octane Software, Inc. shareholder Voting Agreement relating to the proposed acquisition of Octane Software,
           Inc.
 2.4++     Form of Registrant's stockholder Voting Agreement relating to the proposed acquisition of Octane Software, Inc.
 3.1*      Restated Certificate of Incorporation of the Registrant.
 3.2*      Restated Bylaws of the Registrant.
10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*      1999 Stock Plan and form of agreements thereunder.
10.3*      1999 Employee Stock Purchase Plan and form of agreements
           thereunder.
10.4*      1997 Stock Plan and form of agreements thereunder.
10.5*      Fourth Amended and Restated Investors' Rights Agreement
           dated June 16, 1999.
10.6*      Loan and Security Agreement entered into as of January 9,
           1998 with Silicon Valley Bank.
10.7*      Loan Modification Agreement between the Registrant and
           Silicon Valley Bank dated December 1, 1998.
10.8*      Master Lease Agreement dated June 2, 1999 by and between
           Comdisco, Inc. and the Registrant.
10.9*      Subordinated Loan and Security Agreement dated as of June 2,
           1999 by and between the Registrant and Comdisco, Inc.
10.10*     Sublease Portion of Third Floor of 1900 Norfolk Street, San
           Mateo, California dated April 23, 1999 by and between
           Inktomi Corporation and the Registrant.
10.11*     Form of Amended and Restated Common Stock Purchase Agreement
           dated March 18, 1997 between the Registrant and four
           stockholders.
10.12*     Restricted Stock Purchase Agreement, Promissory Note, Stock
           Pledge Agreement and Joint Escrow Instructions dated July 1,
           1998 between Roger S. Siboni and the Registrant.
10.13*     Promissory Note dated August 15, 1998 between Roger S.
           Siboni and the Registrant.
10.14**    RightPoint Software, Inc. (formerly Datamind Corporation)
           1996 Stock Option Plan.
10.15***   2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
23.1       Consent of Arthur Andersen LLP, Independent Public
           Accountants.
24.1       Power of Attorney (see page 60).

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

*** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission.

  + Incorporated by reference to Registrant's Registration Statement on Form S-4 (File No. 333-92013), declared effective on December 3, 1999.

++ Incorporated by reference to Registrant's Current Report on Form 8-K dated March 14, 2000 filed with the Commission on March 28, 2000.