Form 10-Q
period 2001-03-31
E PIPHANY INC
filed 2001-05-15
CIK 1089613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number 000-26881

                                 E.PIPHANY, INC.
                                ----------------
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       The number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of April 30, 2001, was 70,572,128.

                                 E.PIPHANY, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                          PAGE NO.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - ......................       3
           As of December 31, 2000 and March 31, 2001

        Condensed Consolidated Statements of Operations - ............       4
           Three months ended March 31, 2000 and 2001

        Condensed Consolidated Statements of Cash Flows - ............       5
           Three months ended March 31, 2000 and 2001

        Notes to Condensed Consolidated Financial Statements .........       6

Item 2. Management's Discussion and Analysis of ......................       9
        Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...      26


PART II OTHER INFORMATION

Item 1. Legal Proceedings ............................................      27

Item 2. Changes in Securities and Use of Proceeds ....................      27

Item 3. Defaults Upon Senior Securities ..............................      27

Item 4. Submission of Matters to a Vote of Securities Holders ........      27

Item 5. Other Information ............................................      27

Item 6. Exhibits and reports on Form 8-K .............................      27

SIGNATURES ...........................................................      28

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                 E.PIPHANY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,       MARCH 31,
                                                               2000               2001
                                                            -----------       -----------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................      $   319,634       $   272,140
  Short-term investments .............................           77,339            95,836
  Accounts receivable, net ...........................           27,592            27,652
  Prepaid expenses and other assets ..................            5,152             6,406
                                                            -----------       -----------
     Total current assets ............................          429,717           402,034
Property and equipment, net ..........................           21,789            25,599
Goodwill and purchased intangibles ...................        2,541,245         2,281,133
Other assets .........................................            2,323             2,248
                                                            -----------       -----------
     Total assets ....................................      $ 2,995,074       $ 2,711,014
                                                            ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations .......      $       658       $       620
  Trade accounts payable .............................            2,191             2,963
  Accrued compensation ...............................           12,715            16,049
  Accrued other ......................................           17,289            13,452
  Deferred revenue ...................................           23,412            20,639
                                                            -----------       -----------
     Total current liabilities .......................           56,265            53,723
Capital lease obligations, net of current portion ....              618               481
                                                            -----------       -----------
     Total liabilities ...............................           56,883            54,204
Stockholders' equity:
  Common stock .......................................                6                 6
  Additional paid-in capital .........................        3,746,759         3,759,187
  Notes receivable ...................................           (2,668)           (1,645)
  Accumulated other comprehensive loss ...............             (550)             (261)
  Deferred compensation ..............................           (1,009)             (735)
  Accumulated deficit ................................         (804,347)       (1,099,742)
                                                            -----------       -----------
     Total stockholders' equity ......................        2,938,191         2,656,810
                                                            -----------       -----------
     Total liabilities and stockholders' equity ......      $ 2,995,074       $ 2,711,014
                                                            ===========       ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000            2001
                                                                       ---------       ---------
Revenues:
  Product license ...............................................      $   8,268       $  22,432
  Services ......................................................          6,147          15,645
                                                                       ---------       ---------
     Total revenues .............................................         14,415          38,077
                                                                       ---------       ---------
Cost of revenues:
  Product license ...............................................            109             744
  Services ......................................................          6,020          21,507
                                                                       ---------       ---------
     Total cost of revenues .....................................          6,129          22,251
                                                                       ---------       ---------
     Gross profit ...............................................          8,286          15,826
                                                                       ---------       ---------
Operating expenses:
  Research and development ......................................          3,758          11,419
  Sales and marketing ...........................................         11,212          23,978
  General and administrative ....................................          2,257           8,639
  In-process research and development charge ....................         22,000            --
  Amortization of goodwill and purchased intangibles ............         39,943         270,436
  Stock-based compensation ......................................            477             290
                                                                       ---------       ---------
     Total operating expenses ...................................         79,647         314,762
                                                                       ---------       ---------
     Loss from operations .......................................        (71,361)       (298,936)
Other income (expense), net .....................................          4,393           3,541
                                                                       ---------       ---------
     Net loss ...................................................      $ (66,968)      $(295,395)
                                                                       =========       =========
Basic and diluted net loss per share ............................      $   (1.57)      $   (4.48)
                                                                       =========       =========
Shares used in computing basic and diluted net loss per .........         42,678          65,943
                                                                       =========       =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000             2001
                                                                       ---------       ---------
Cash flows from operating activities:
  Net loss ......................................................      $ (66,968)      $(295,395)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization ..............................            467             852
     Allowance for doubtful accounts ............................            250           2,000
     Noncash compensation expense ...............................            477             290
     In-process research and development charge .................         22,000            --
     Amortization of goodwill and purchased intangibles .........         39,943         270,436
     Changes in operating assets and liabilities, net of
       effect of acquisitions:
       Accounts receivable ......................................         (2,652)         (2,061)
       Prepaid expenses and other assets ........................           (416)         (1,179)
       Trade accounts payable ...................................         (5,002)            772
       Accrued liabilities ......................................          8,373             205
       Deferred revenue .........................................           (680)         (2,773)
                                                                       ---------       ---------
          Net cash used in operating activities .................         (4,208)        (26,853)
                                                                       ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment ...........................         (2,414)         (4,662)
  Cash acquired in acquisitions .................................          1,613            --
  Direct costs of purchase transactions .........................           --               (75)
  Purchases and sales of investments, net .......................           (491)        (18,434)
                                                                       ---------       ---------
          Net cash used in investing activities .................         (1,292)        (23,171)
                                                                       ---------       ---------
Cash flows from financing activities:

  Repayments on line of credit ..................................         (8,319)           --
  Principal payments on capital lease obligations ...............            (68)           (175)
  Proceeds from secondary offering, net .........................        356,361            --
  Repayments on notes receivable ................................            185           1,023
  Proceeds from sale of common stock, net of repurchases ........            525           1,456
                                                                       ---------       ---------
          Net cash provided by financing activities .............        348,684           2,304
                                                                       ---------       ---------
Effect of foreign exchange rates on cash and cash equivalents ...           --               226
                                                                       ---------       ---------
Net increase (decrease) in cash and cash equivalents ............        343,184         (47,494)
Cash and cash equivalents at beginning of period ................         58,084         319,634
                                                                       ---------       ---------
Cash and cash equivalents at end of period ......................      $ 401,268       $ 272,140
                                                                       =========       =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 E.PIPHANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by E.piphany, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in E.piphany's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2001. The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. E.piphany applied the new rules prospectively to transactions beginning in the first quarter of 2001. The adoption did not have a material effect on its financial position or results of operations.

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

3. STOCKHOLDERS' EQUITY

STOCK-BASED COMPENSATION

     In connection with the grant of certain stock options to employees during the years ended December 31, 1998 and 1999, the Company recorded deferred compensation of approximately $5.8 million, representing the difference between the deemed value of the common stock for accounting purposes and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation expensed was approximately $0.5 million and $0.3 million during the three months ended March 31, 2000 and 2001, respectively. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder's services.

COMPREHENSIVE INCOME (LOSS)

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months ended March 31, 2000, and the three months ended March 31, 2001, E.piphany's comprehensive income (loss) did not differ materially from reported net loss.

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

     The following table presents the calculation of basic net loss per share (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2000            2001
                                                                      ---------       ---------
Net loss .......................................................      $ (66,968)      $(295,395)
                                                                      =========       =========
  Basic and diluted:
  Weighted average shares of common stock outstanding ..........         47,594          68,594
Less: Weighted average shares subject to repurchase ............         (4,916)         (2,651)
                                                                      ---------       ---------
Weighted average shares used in computing basic and diluted
  net loss per common share ....................................         42,678          65,943
                                                                      =========       =========
  Basic and diluted net loss per common share ..................      $   (1.57)      $   (4.48)
                                                                      =========       =========
  Net loss .....................................................      $ (66,968)      $(295,395)
                                                                      =========       =========

     E.piphany has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 11,084,000 and 3,824,000 for the three months ended March 31, 2000 and 2001, respectively.

5. COMMITMENTS

LETTERS OF CREDIT

     In February 2001, the Company entered into four secured letters of credit totaling $3,915,000 with a bank. These letters of credit, which expire in February 2002, collateralize the Company's obligation to third parties for lease payments. In November 2000, the Company entered into a $3,303,000 secured letter of credit with a bank. This letter of credit, which expires in November 2001, collateralizes the Company's obligation to a third party for lease payments. In October 2000, the Company entered into an $835,000 secured letter of credit with a bank. This letter of credit, which expires in October 2001, collateralizes the Company's obligation to a third party for lease payments. In July 2000, the Company entered into two secured letters of credit totaling $1,191,000 with a bank. These letters of credit, which expire in July 2001, collateralize the Company's obligation to a third party for lease payments. The letters of credit are secured by cash, cash equivalents and short-term investments.

6. SEGMENT INFORMATION

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

     Information regarding geographic areas is as follows (in thousands):

                        THREE MONTHS ENDED MARCH 31,
                        ----------------------------
                             2000         2001
                            -------      -------
Revenues:
  North America ......      $14,287      $29,039
  International ......          128        9,038
                            -------      -------
          Total ......      $14,415      $38,077
                            =======      =======


7. ACQUISITIONS

     On January 29, 2001, E.piphany acquired the intellectual property assets of Radnet, Inc. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. This transaction will add to E.piphany's strategic intellectual property and complement its current product development plan. The total purchase price was approximately $10.3 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $0.6 million at March 31, 2001.

8. SUBSEQUENT EVENT

     On April 12, 2001, E.piphany acquired Moss Software, Inc. through a merger of a wholly-owned subsidiary of E.piphany with and into Moss Software, Inc. Moss Software, Inc. is a provider of customer relationship management products that resolve its customer sales automation challenges and better manage their sales cycles. Under the terms of the Reorganization Agreement, E.piphany issued 1,547,050 shares of common stock in return for all of the outstanding shares of common stock and options to purchase shares of common stock of Moss Software, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding E.piphany's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of E.piphany's products, and statements regarding reliance on third parties. All forward-looking statements included in this document are based on information available to E.piphany as of the date hereof, and E.piphany assumes no obligation to update any such forward-looking statement. It is important to note that E.piphany's actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" and the risks discussed in our other Securities Exchange Commission ("SEC") filings.

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

     E.piphany was founded in November 1996. From E.piphany's founding through the end of 1997, E.piphany primarily engaged in research activities, developing products and building business infrastructure. E.piphany began shipping its first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. Despite our revenue growth, E.piphany has incurred significant costs to develop its technology and products, for the recruitment of research and development personnel, to build a direct sales force and a professional services organization, and to expand its general and administrative infrastructure. E.piphany's total headcount has increased from 279 employees at December 31, 1999 to 978 employees at March 31, 2001.

RECENT EVENTS

ACQUISITIONS

     On January 29, 2001, E.piphany acquired the intellectual property assets of Radnet, Inc. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. This transaction will add to E.piphany's strategic intellectual property and complement its current product development plan. The total purchase price was approximately $10.3 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $0.6 million at March 31, 2001.

     On April 12, 2001, E.piphany acquired Moss Software, Inc. through a merger of a wholly-owned subsidiary of E.piphany with and into Moss Software, Inc. Moss Software, Inc. is a provider of customer relationship management products that resolve its customer sales automation challenges and better manage their sales cycles. Under the terms of the Reorganization Agreement, E.piphany issued 1,547,050 shares of common stock in return for all of the outstanding shares of common stock and options to purchase shares of common stock of Moss Software, Inc.

STOCK OPTION EXCHANGE PROGRAM

     On April 2, 2001, E.piphany announced a voluntary stock option exchange program for our employees. Under the program, our employees are being given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made by May 1, 2001 and must include all options granted during the prior six months. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase our common stock in return for promises to grant new options on the grant date of November 5, 2001. The exercise price of the new options will be equal to the fair market value of the Company's common stock on the date of grant. The exchange program is not available to our executives, outside directors, consultants, former employees or any of our employees who are residents of the Netherlands, Switzerland, Spain or Brazil or are employed by our subsidiaries located in those countries.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     E.piphany generates revenues principally from licensing its software products directly to customers and providing related professional services including implementation, consulting, support and training. Through March 31, 2001, substantially all of E.piphany's revenues have been derived from sales through E.piphany's direct sales force. E.piphany's license agreements generally provide that customers pay a software license fee to use one or more software solutions in perpetuity (a perpetual license) for a specified number of users. The amount of the license fee varies based on which software solution is purchased, the number of software solutions purchased and the number of users licensed. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany
E.5 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from E.piphany. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

     Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their needs. Customers can purchase these services directly from E.piphany through E.piphany's internal professional services organization on either a fixed fee or a time and expense basis or they can purchase these services directly from third party consulting organizations, such as KPMG and PricewaterhouseCoopers. E.piphany has also historically supplemented the capacity of its internal professional services organization by subcontracting some of these services to these third party consulting organizations. We intend to increasingly encourage customers to purchase services directly from these consulting organizations. We believe that this would increase the number of consultants who can provide consulting and implementation services related to our software products and that it would increase our overall gross margins by increasing our percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. We also believe that it will encourage these consulting organizations to generate sales leads within their customer base.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the services do not include significant alterations to the features and functionality of the software. To date, services have been essential to the functionality of the software products for substantially all license agreements entered into which included implementation services. For these arrangements and other arrangements which don't meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

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

RESULTS OF OPERATIONS

REVENUES

     Total revenues increased to $38.1 million for the three months ended March 31, 2001, from $14.4 million for the three months ended March 31, 2000. The rapid growth in revenues reflected our relatively early stage of development, and we do not expect revenues to increase at the same rate in the future. The increase was also due to expansion of our business outside the United States.

     Product license revenues increased to $22.4 million, or 59% of total revenue, for the three months ended March 31, 2001 from $8.3 million, or 57% of total revenue, for the three months ended March 31, 2000. The increase in dollar amount of product license revenues was due, in part, to an increase in the average size of the license fees per transaction, which resulted primarily from the growth of E.piphany's direct sales force and the introduction and shipment of new products.

     Services revenues increased to $15.6 million, or 41% of total revenues, for the three months ended March 31, 2001 from $6.1 million, or 43% of revenues, for the three months ended March 31, 2000. The increase in dollar amount of services revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to E.piphany's new customers.

     The relative amount of services revenues as compared to license revenues has varied based on the extent to which consulting organizations provide services directly to customers, the solution which has been licensed, the complexity of the customers' information technology environment, the resources directed by customers to their implementation projects and the number of users licensed. Services revenues have substantially lower margins relative to product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. It generally costs us more to subcontract with third party consulting organizations to provide these services than to provide these services ourselves. To offset the effect that providing services ourselves or through subcontractors has on our gross margins, we intend to further encourage customers to contract directly with third party consulting organizations for implementation and consulting services. Encouraging direct contracts between our customers and consulting organizations may also increase the overall professional services resources available to customers and generate sales leads. We do not receive any services revenues when customers contract directly with third party consulting organizations for implementation and consulting services. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross margins will decline.

COST OF REVENUES

     Total cost of revenues increased to $22.3 million for the three months ended March 31, 2001 from $6.1 million for the three months ended March 31, 2000. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $21.5 million, or 137% of services revenues, for the three months ended March 31, 2001 from $6.0 million, or 98% of services revenues, for the three months ended March 31, 2000. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to third party consulting organizations to support increased customer demand for consulting services. The increase was also due to the decision to have customers contract directly with consulting organizations even though the company had unutilized internal resources. This decision was made in conjunction with our overall strategy to strengthen our alliances with our system integrators, and increase the number and quality of our relationships with system integrators that recommend and implement our software on customers' computer systems. Cost of services revenues has exceeded services revenues due to the rapid growth of our services organization and our investment in experienced management in anticipation of future revenue growth. Cost of services revenues may continue to exceed services revenues in future periods as we continue to transition our services capacity to have a greater reliance on system integrators or if services revenues decrease in future periods.

OPERATING EXPENSES

     Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $11.4 million for the three months ended March 31, 2001 from $3.8 million for three months ended March 31, 2000. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from our internal growth and acquisitions, and fees paid to outside contractors for the internationalization of our products. Research and development expenses as a percentage of total revenues increased to 30% for the three months ended March 31, 2001 from 26% for the three months ended March 31, 2000. We believe that investments in product development are essential to our future success and expect that the absolute dollar amount of research and development expenses may increase in future periods.

     Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $24.0 million for the three months ended March 31, 2001 from $11.2 million for the three months ended March 31, 2000. Sales and marketing expenses as a percentage of total revenues decreased to 63% for the three months ended March 31, 2001 from 78% for the three months ended March 31, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees resulting from internal growth and acquisitions, and the establishment of sales offices in additional domestic and international locations including Europe and Asia. We expect that the absolute dollar amount of sales and marketing expenses may decrease in future periods due to a decrease in advertising, marketing, and promotional activities.

     General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $8.6 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance and administrative employees from our internal growth and acquisitions necessary to support our expanding operations. General and administrative expenses as a percentage of total revenues increased to 23% for the three months ended March 31, 2001 from 16% for the three months ended March 31, 2000. We expect general and administrative expenses to decrease in absolute dollars in future periods due to the Company's focus on reducing general and administrative expenses.

     In-Process Research and Development Charge

     In connection with the acquisition of RightPoint Software, Inc., we recorded a charge of $22.0 million in the quarter ended March 31, 2000. There was no in-process research and development charge incurred during the three months ended March 31, 2001.

     Amortization of Goodwill and Other Intangible Assets

     Our acquisitions of RightPoint Software Inc., iLeverage Corporation, eClass Direct, Inc., Octane Software, Inc. and the intellectual property assets of Radnet, Inc. were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets increased to $270.4 million for the three months ended March 31, 2001 from $39.9 million for the three months ended March 31, 2000. The increase was due to the timing of our acquisitions as we had only completed the RightPoint acquisition as of March 31, 2000, however, amortization for all five of our acquisitions was included in the three months ended March 31, 2001.

     We anticipate that future amortization of goodwill and other intangibles associated with our acquisitions will continue to be amortized on a straight-line basis over their expected useful lives of three years, and will amount to approximately $0.8 billion for the remaining nine months of 2001, $1.1 billion in 2002, and $1.1 billion in 2003. It is likely we may continue to expand our business through acquisitions and internal development. Any additional acquisitions could result in additional merger and acquisition related costs. From time to time we reevaluate the cost of our goodwill and other intangible assets. If we determine that the cost, net of accumulated amortization, exceeds the net realizable value of the assets, an acceleration of the amortization of these assets may be necessary.

     Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of E.piphany's common stock and compensation related to equity instruments issued to non-employees for services rendered. E.piphany has recorded aggregate deferred compensation of $5.8 million related to stock-based compensation to employees. As of March 31, 2001, deferred compensation remaining to be amortized totaled $844,000. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $290,000 and $477,000 for the three months ended March 31, 2001 and 2000, respectively. E.piphany expects amortization of approximately $407,000, $303,000, and $25,000 for the remaining nine months of 2001, the year ended December 31, 2002, and the first six months of 2003, respectively.

     OTHER INCOME (EXPENSE), NET

     Interest income, net of interest expense, decreased to $3.5 million for the three months ended March 31, 2001 from $4.4 million for the three months ended March 31, 2000. The decrease in interest income, net of interest expense, was due to a $1.8 million recognized loss during the three months ended March 31, 2001. We held $7.5 million in commercial paper in a California public utility as of March 31, 2001. The investment had a maturity date of February 15, 2001 and was not paid by the public utility. As of March 31, 2001, we determined that the investment was permanently impaired based on our evaluation and recognized a loss on the investment. Subsequent to the date of the write-down, our investment advisor agreed to repurchase our commercial paper at par value in the total sum of $7.5 million. As a result, we will recognize a $1,875,000 gain on this investment for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $26.9 million and $4.2 million for the three months ended March 31, 2001 and 2000, respectively. Cash used in operating activities for each period resulted from net losses in those periods. Cash used in operating activities for the three months ended March 31, 2001 also resulted from an increase in accounts receivable and a decrease in deferred revenue. These uses of cash were partially offset by an increase in accrued liabilities.

     Net cash used in investing activities totaled $23.2 million for the three months ended March 31, 2001 compared to $1.3 million used in investing activities for the three months ended March 31, 2000. The increase primarily resulted from the purchase of investments during the three months ended March 31, 2001.

     Net cash provided by financing activities totaled $2.3 million and $348.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease was due primarily to the receipt of proceeds from E.piphany's secondary offering completed during the first quarter of 2000.

     As of March 31, 2001, E.piphany's principal sources of liquidity included $272.1 million of cash and cash equivalents and $95.8 million in short-term investments. E.piphany anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. E.piphany believes that its current cash and cash equivalents and short-term investments will be sufficient to meet its anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If E.piphany requires additional capital resources to grow its business internally or to acquire complementary technologies and businesses at any time in the future, E.piphany may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to E.piphany's stockholders. E.piphany cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to it in the future.

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

E.PIPHANY HAS A HISTORY OF LOSSES, EXPECTS LOSSES IN THE FUTURE AND MAY NOT EVER BECOME PROFITABLE.

     We incurred net losses of $295.4 million for the three months ended March 31, 2001, $768.5 million for the year ended December 31, 2000, $22.4 million for the year ended December 31, 1999 and $10.3 million for the year ended December 31, 1998. We had an accumulated deficit of $1.1 billion as of March 31, 2001, and $804.3 million as of December 31, 2000. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane Software, RightPoint Software, eClass Direct, iLeverage and Moss Software, we are incurring significant accounting charges for the amortization of intangible assets over the three years following these mergers. These losses will be substantial, and we may not ever become profitable. In addition, we expect to significantly increase our expenses in the near term, especially research and development and sales and marketing expenses. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

     o    varying size, timing and contractual terms of orders for our products,

     o our ability to timely complete our service obligations related to product sales,

     o changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

     o customers' decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

     o changes in demand for our software or for enterprise software and real time marketing solutions generally,

     o    announcements or introductions of new products by our competitors,

     o    software defects and other product quality problems,

     o    our ability to integrate acquisitions,

     o any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained, and

     o our ability to hire, train and retain sufficient engineering, consulting, training and sales staff.

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

     Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations, or from outside consulting organizations. When we provide these services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers' needs, our ability to sell software, and accordingly our revenues, will be harmed. If we are unable to expand our internal professional services organization to keep pace with sales, we will be required to increase our use of subcontractors to help meet our implementation and service obligations, which will result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient level and quality of services. If we fail to retain sufficient subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

OUR SERVICE REVENUES HAVE A SUBSTANTIALLY LOWER MARGIN THAN OUR PRODUCT REVENUES, AND AN INCREASE IN SERVICE REVENUES RELATIVE TO LICENSE REVENUES COULD HARM OUR GROSS MARGINS.

     Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 41% of our revenues for the three months ended March 31, 2001, 42% of our revenues for the year ended December 31, 2000, 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the three months ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998 was 137%, 101%, 102% and 120%, respectively, of our service revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of service revenues as compared to license revenues has varied based on the volume of software solution orders compared to the volume of additional user orders. In addition, the amount and profitability of services can depend in large part on:

     o    the software solution which has been licensed,

     o    the complexity of the customer's information technology environment,

     o    the resources directed by customers to their implementation projects,

     o    the number of users licensed, and

     o the extent to which outside consulting organizations provide services directly to customers.

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

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business. We compete principally with vendors of:

     o data management and data analysis software tools such as Broadbase, Microstrategy and Oracle,

     o    enterprise application software such as PeopleSoft, SAP and Siebel
          Systems,

     o marketing campaign management software tools such as Exchange Applications, Prime Response and Recognition Systems,

     o software that recommends products to customers in real time based on simple analytics such as Net Perceptions, and

     o    web-based contact center software tools such as Kana Software.

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

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, OUR REVENUES WILL BE REDUCED.

     If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and providing timely, consistent, multichannel customer interaction does not grow as quickly or become as large as we anticipate, our revenues will be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

     o    not understand or see the benefits of using these products,

     o    not achieve favorable results using these products,

     o experience technical difficulty in implementing or using these products, or

     o    use alternative methods to solve the same business problems.

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

     To achieve increased market acceptance of our products, we must, among other things, continue to:

     o improve and introduce new software solutions for reporting and analysis, distributed database marketing and e-commerce,

     o improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

     o    enhance our software's ease of administration,

     o    design software for vertical markets,

     o    make available international versions of our software,

     o improve our software's ability to extract data from existing software systems, and

     o adapt to rapidly changing computer operating system and database standards and Internet technology.

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

OUR PRODUCTS HAVE LONG SALES CYCLES WHICH MAKES IT DIFFICULT TO PLAN EXPENSES AND FORECAST RESULTS.

     It takes us between three and six months to complete the majority of our sales and it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

     o    the complex nature of our products,

     o our need to educate potential customers about the uses and benefits of our products,

     o the purchase of our products requires a significant investment of resources by a customer,

     o    our customers have budget cycles which affect the timing of purchases,

     o    uncertainty regarding future economic conditions,

     o many of our customers require competitive evaluation and internal approval before purchasing our products,

     o potential customers may delay purchases due to announcements or planned introductions of new products by us or our competitors, and

     o many of our customers are large organizations, which may require a long time to make decisions.

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

WE HAVE GROWN VERY QUICKLY AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO GENERATE NEW REVENUES AND ACHIEVE PROFITABILITY WOULD BE HARMED.

     We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 978 as of March 31, 2001. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

     o    hire, train and integrate new personnel,

     o    integrate people and technologies from acquired companies,

     o    continue to augment our financial and accounting systems,

     o    manage our sales operations, which are in several locations, and

     o    expand our facilities.

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

     In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to properly evaluate and execute acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

     o properly evaluate the business, personnel and technology of the company to be acquired,

     o accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

     o    integrate and retain personnel,

     o    combine potentially different corporate cultures,

     o effectively integrate products and research and development, sales, marketing and support operations, and

     o    maintain focus on our day-to-day operations.

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

     Further, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

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

     We began shipping our first products in early 1998. Our products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

     o    expend significant resources to locate and correct the error,

     o delay introduction of new products or commercial shipment of products, or

     o experience reduced sales and harm to our reputation from dissatisfied customers.

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

     Because our software products are used for important decision-making processes and enable our customers to interact with their customers, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not successful, could:

     o divert the attention of our management and key personnel from our business,

     o    be expensive to defend, and

     o    result in large damage awards.

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

WE INTEND TO EXPAND OUR INTERNATIONAL SALES EFFORTS BUT WE DO NOT HAVE SUBSTANTIAL EXPERIENCE IN INTERNATIONAL MARKETS.

     We intend to expand our international sales efforts in the future. We have limited experience in marketing, selling and supporting our products and services abroad. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

     o unexpected changes in regulatory requirements, taxes, trade laws and tariffs,

     o    differing intellectual property rights,

     o    differing labor regulations,

     o    unexpected changes in regulatory requirements,

     o changes in a specific country's or region's political or economic conditions,

     o greater difficulty in establishing, staffing and managing foreign operations, and

     o    fluctuating exchange rates.

     We have expanded our international operations, which has required a significant amount of attention from our management and substantial financial resources. We have begun efforts at international expansion in Europe and Asia and, as of March 31, 2001, had 166 employees located in Australia, Canada, France, Germany, Japan, Switzerland, The Netherlands and the United Kingdom. We are also exploring other regions for future expansion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the "Risk Factors" section of this quarterly report.

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

Interest Rate Risk

     As of March 31, 2001, we had short-term investments of $95.8 million which consisted of fixed income securities. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $479,000. As of March 31, 2001, we did not have any short-term or long-term debt outstanding.

     The following summarizes the Company's short-term investments and the weighted average yields, as of March 31, 2001 (in thousands, except interest rates);

                                                     Expected maturity date
                              ----------------------------------------------------------------------
                                2001      2002      2003      2004      2005    Thereafter    Total
                              -------    ------    ------    ------    ------   ----------   -------
Certificates of deposit       $ 1,191    $   --    $   --    $   --    $   --     $   --     $ 1,191
Weighted ave. yield              3.55%       --        --        --        --         --        3.55%

Commercial paper              $35,061        --        --        --        --         --     $35,061
Weighted ave. yield              5.71%       --        --        --        --         --        5.71%

Corporate bonds               $25,627        --        --        --        --         --     $25,627
Weighted ave. yield              6.07%       --        --        --        --         --        6.07%

Government notes/bonds        $26,503    $7,454        --        --        --         --     $33,957
Weighted ave. yield              4.89%     5.39%       --        --        --         --        5.00%
                              -------    ------    ------    ------    ------     ------     -------
Total investment securities   $88,382    $7,454    $   --    $   --    $   --     $   --     $95,836
                              =======    ======    ======    ======    ======     ======     =======

     From time to time we reevaluate our accounting for all of our investments and we may recognize a loss in our income statement if we determine that the investment is permanently impaired. We held $7.5 million in commercial paper in a California public utility as of March 31, 2001. The investment had a maturity date of February 15, 2001 and was not paid by the public utility. As of March 31, 2001, we determined that the investment was permanently impaired based on our evaluation and therefore we recognized a loss of $1,875,000 during the three months ended March 31, 2001. Subsequent to the date of the write-down, our investment advisor agreed to repurchase our commercial paper at par value in the total sum of $7.5 million. As a result, we will recognize a $1,875,000 gain on this investment for the three months ended June 30, 2001.

                                 E.PIPHANY, INC.

                            FORM 10-Q, MARCH 31, 2001

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         See exhibit index attached hereto.

     (b) Reports on Form 8-K

         None.

                                 E.PIPHANY, INC.

                            FORM 10-Q, MARCH 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 E.PIPHANY, INC.

DATE:  May 15, 2001                    SIGNATURE: /s/ Roger S. Siboni
       ------------------------                   ------------------------------
                                                  Roger S. Siboni
                                                  President, Chief Executive
                                                  Officer and Chairman of the Board

DATE: May 15, 2001                     SIGNATURE: /s/ Kevin J. Yeaman
      -------------------------                   ------------------------------
                                                  Kevin J. Yeaman
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER   EXHIBIT TITLE
 2.1+     Agreement and Plan of Reorganization by and among the Registrant,
          Yosemite Acquisition Corporation and RightPoint Software, Inc.
 2.2++    Agreement and Plan of Merger and Reorganization dated March 14, 2000 by and among the Registrant, Octane Software, Inc. and Orchid
          Acquisition Corporation.
 2.3++    Form of Octane Software, Inc. shareholder Voting Agreement relating to the proposed acquisition of Octane Software, Inc.
 2.4++    Form of Registrant's stockholder Voting Agreement relating to the proposed acquisition of Octane Software, Inc.
 3.1*     Restated Certificate of Incorporation of the Registrant.
 3.2*     Restated Bylaws of the Registrant.
10.1*     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*     1999 Stock Plan and form of agreements thereunder.
10.3*     1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4*     1997 Stock Plan and form of agreements thereunder.
10.5*     Fourth Amended and Restated Investors' Rights Agreement dated June 16,
          1999.
10.6*     Loan and Security Agreement entered into as of January 9, 1998 with
          Silicon Valley Bank.
10.7*     Loan Modification Agreement between the Registrant and Silicon Valley
          Bank dated December 1, 1998.
10.8*     Master Lease Agreement dated June 2, 1999 by and between Comdisco,
          Inc. and the Registrant.
10.9*     Subordinated Loan and Security Agreement dated as of June 2, 1999 by and between the Registrant and Comdisco, Inc.
10.10*    Sublease Portion of Third Floor of 1900 Norfolk Street, San Mateo,
          California dated April 23, 1999 by and between Inktomi Corporation and the Registrant.
10.11*    Form of Amended and Restated Common Stock Purchase Agreement dated
          March 18, 1997 between the Registrant and four stockholders.
10.12*    Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge
          Agreement and Joint Escrow Instructions dated July 1, 1998 between
          Roger S. Siboni and the Registrant.
10.13*    Promissory Note dated August 15, 1998 between Roger S. Siboni and the
          Registrant.
10.14**   RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock
          Option Plan.
10.15***  2000 Nonstatutory Stock Option Plan and form of agreements thereunder.

------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

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