Form 10-Q
period 2001-06-30
E PIPHANY INC
filed 2001-08-10
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 000-26881

E.PIPHANY, INC.

(Exact Name as Registrant specified in its charter)

Delaware	77-0443392

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1900 South Norfolk Street, Suite 310
San Mateo, California 94403

(Address of principal executive offices)

(650) 356-3800

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]          NO [   ]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of June 30, 2001, was 70,567,520.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2001

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2000	2001

		(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$319,634	$223,336

Short-term investments	77,339	126,095

Accounts receivable, net	27,592	22,220

Prepaid expenses and other assets	5,152	4,217

Total current assets	429,717	375,868

Property and equipment, net	21,789	28,120

Goodwill and purchased intangibles	2,541,245	2,050,607

Other assets	2,323	3,703

Total assets	$2,995,074	$2,458,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of capital lease obligations	$658	$717

Trade accounts payable	2,191	3,249

Accrued compensation	12,715	15,390

Accrued other	17,289	11,272

Deferred revenue	23,412	20,389

Total current liabilities	56,265	51,017

Capital lease obligations, net of current portion	618	340

Total liabilities	56,883	51,357

Minority interest	—	35

Stockholders’ equity:

Common stock	6	7

Additional paid-in capital	3,746,759	3,804,090

Notes receivable	(2,668)	(1,645)

Accumulated other comprehensive loss	(550)	(149)

Deferred compensation	(1,009)	(1,611)

Accumulated deficit	(804,347)	(1,393,786)

Total stockholders’ equity	2,938,191	2,406,906

Total liabilities and stockholders’ equity	$2,995,074	$2,458,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenues:

Product license	$14,293	$16,261	$22,561	$38,693

Services	10,226	14,837	16,373	30,482

Total revenues	24,519	31,098	38,934	69,175

Cost of revenues:

Product license	315	445	424	1,189

Services	9,376	13,913	15,396	35,420

Total cost of revenues	9,691	14,358	15,820	36,609

Gross profit	14,828	16,740	23,114	32,566

Operating expenses:

Research and development	5,408	10,789	9,166	22,208

Sales and marketing	15,905	24,223	27,117	48,201

General and administrative	4,039	6,921	6,296	15,560

In-process research and development charge	25,000	—	47,000	—

Amortization of goodwill and purchased intangibles	117,315	274,450	157,258	544,886

Stock-based compensation	1,184	456	1,661	746

Total operating expenses	168,851	316,839	248,498	631,601

Loss from operations	(154,023)	(300,099)	(225,384)	(599,035)

Other income, net	6,467	6,055	10,860	9,596

Net loss	$(147,556)	$(294,044)	$(214,524)	$(589,439)

Basic and diluted net loss per share	$(2.87)	$(4.30)	$(4.52)	$(8.79)

Shares used in computing basic and diluted net loss per share	51,408	68,306	47,511	67,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2000	2001

Cash flows from operating activities:

Net loss	$(214,524)	$(589,439)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	1,297	1,725

Allowance for doubtful accounts	950	2,700

Noncash compensation expense	1,661	744

In-process research and development charge	47,000	—

Amortization of goodwill and purchased intangibles	157,258	544,886

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(7,641)	2,671

Prepaid expenses and other assets	(4,433)	(370)

Trade accounts payable	108	1,058

Accrued liabilities	2,348	(5,701)

Deferred revenue	6,697	(3,376)

Net cash used in operating activities	(9,279)	(45,102)

Cash flows from investing activities:

Purchases of property and equipment	(4,199)	(8,056)

Cash acquired in acquisitions	24,282	208

Direct costs of purchase transactions	(3,172)	1,017

Purchases and sales of investments, net	2,497	(48,644)

Net cash provided by (used in) investing activities	19,408	(55,475)

Cash flows from financing activities:

Repayments of notes payable	—	(2,088)

Repayments on line of credit	(8,319)	—

Principal payments on capital lease obligations	(164)	(360)

Proceeds from secondary offering, net	356,108	—

Repayments on notes receivable	246	1,023

Proceeds from subsidiary stock offering	—	35

Proceeds from sale of common stock, net of repurchases	3,160	5,380

Net cash provided by financing activities	351,031	3,990

Effect of foreign exchange rates on cash and cash equivalents	—	289

Net increase (decrease) in cash and cash equivalents	361,160	(96,298)

Cash and cash equivalents at beginning of period	58,084	319,634

Cash and cash equivalents at end of period	$419,244	$223,336

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the six months ended June 30, 2001. The results for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of E.piphany and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive loss.” Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. E.piphany applied the new rules prospectively to transactions beginning in the first quarter of 2001. The adoption did not have a material effect on its financial position or results of operations.

     In March 2000, the FASB issued Financial Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25.” FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. E.piphany adopted FIN No. 44 in July 2000. The adoption did not have a material effect on its financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Major provisions of these Statements are as follows: (a) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; (b) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; (c) goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; (d) in-process research and development will continue to be written off immediately; (e) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and (f) effective January 1, 2002, existing goodwill will no longer be subject to amortization.

     We anticipate that future amortization of goodwill and other intangibles associated with our acquisitions will continue to be amortized on a straight-line basis for the remaining six months of 2001, and will amount to approximately $548.6 million. Beginning January 1, 2002, we will adopt SFAS 141 and SFAS 142. As a result, all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting and will no longer be amortized, but will be subject to an annual impairment assessment and we will continue to amortize other intangible assets on a straight-line basis over their remaining useful lives. Amortization of goodwill for the three and six months ended June 30, 2001 was $262.4 million and $521.2 million, respectively.

3. Stockholders’ Equity

Stock-Based Compensation

     In connection with the grant of certain stock options to employees during the years ended December 31, 1998, 1999, 2000 and the first six months of 2001, the Company recorded deferred compensation of approximately $3.0 million, $2.8 million, $0, and $1.2 million, respectively. The deferred compensation represents the difference between the fair value of the common stock and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders’ equity and amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation expensed was approximately $1.2 million and $0.5 million during the three months ended June 30, 2000 and 2001, respectively. Total stock-based compensation expensed was approximately $1.7 million and $0.7 million during the six months ended June 30, 2000 and 2001, respectively. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income,” which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders (“comprehensive income”). Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and six months ended June 30, 2000 and 2001, E.piphany’s comprehensive income (loss) did not differ materially from reported net loss.

4. Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

     The following table presents the calculation of basic net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net loss	$(147,556)	$(294,044)	$(214,524)	$(589,439)

Basic and diluted:

Weighted average shares of common stock outstanding	55,309	70,246	51,451	69,424

Less: Weighted average shares subject to repurchase	(3,901)	(1,940)	(3,940)	(2,363)

Weighted average shares used in computing basic and diluted net loss per common share	51,408	68,306	47,511	67,061

Basic and diluted net loss per common share	$(2.87)	$(4.30)	$(4.52)	$(8.79)

     E.piphany has excluded all outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 12,657,664 and 7,408,662 for the three months ended June 30, 2000 and June 30, 2001, respectively. The total number of shares excluded from the calculations of basic and diluted net loss per share were 12,703,212 and 7,832,152 for the six months ended June 30, 2000 and June 30, 2001, respectively.

Stock Option Exchange Program

     On April 2, 2001, E.piphany announced a voluntary stock option exchange program for the Company’s employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six months. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase our common stock in return for our promise to grant new options on the grant date of November 5, 2001. The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant. The exchange program was not made available to our executives, directors, consultants, former employees or any of our employees who are residents of the Netherlands, Switzerland, Spain or Brazil or are employed by our subsidiaries located in those countries.

5. Commitments

Letters of Credit

     In February 2001, the Company entered into four secured letters of credit totaling $3,915,000 with a bank. These letters of credit, which expire in February 2002, collateralize the Company’s obligation to third parties for lease payments. In November 2000, the Company entered into a $3,303,000 secured letter of credit with a bank. This letter of credit, which expires in November 2001, collateralizes the Company’s obligation to a third party for lease payments. In October 2000, the Company entered into an $835,000 secured letter of credit with a bank. This letter of credit, which expires in October 2001, collateralizes the Company’s obligation to a third party for lease payments. In July 2000, the Company entered into two secured letters of credit totaling $1,191,000 with a bank. These letters of credit, which expire in July 2001, collateralize the Company’s obligation to a third party for lease payments. The letters of credit are secured by cash, cash equivalents and short-term investments.

6. Segment Information

     E.piphany reports segment information under the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 requires that business segment information used by management to assess performance and manage company resources be the source for segment information disclosure (i.e. the management approach). On this basis, E.piphany is organized and operates as one business segment, the design, development, and marketing of software solutions. The Company markets its products in the United States and in foreign countries through its sales personnel and its subsidiaries.

     Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Revenues:

North America	$23,836	$25,726	$38,123	$54,765

International	683	5,372	811	14,410

Total	$24,519	$31,098	$38,934	$69,175

7. Acquisitions

The Radnet Acquisition

     On January 29, 2001, E.piphany acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. This transaction will add to E.piphany’s strategic intellectual property and complement its current product development plan. The total purchase price was approximately $10.3 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $1.4 million for the six months ended June 30, 2001.

The Moss Acquisition

     On April 12, 2001, E.piphany acquired Moss Software, Inc. through a merger of a wholly-owned subsidiary of E.piphany with and into Moss Software, Inc. Moss Software is a provider of customer relationship management products that resolve its customer sales automation challenges and better manage their sales cycles. Under the terms of the Reorganization Agreement, stockholders of Moss Software received approximately 0.0581 shares of E.piphany common stock for each share of Moss Software common stock held by them, which resulted in a total issuance of approximately 1,370,296 shares. In addition, E.piphany assumed all outstanding options to purchase Moss Software common stock, as adjusted to reflect the exchange ratio. The total purchase price was approximately $40.6 million. The total purchase price is subject to adjustments based upon finalization of management’s integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. In connection with the assumption of all outstanding options, the Company recorded deferred compensation of approximately $1.0 million. The deferred compensation represents the difference between the fair value of the common stock at the date of acquisition and the option exercise price at the date of the option grant, and will be amortized over the vesting period. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $45.5 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $3.8 million at June 30, 2001. There can be no assurance that the value of the purchased intangible assets may not become impaired prior to its amortization.

     In connection with the acquisition, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$384

Deferred compensation	976

Purchased intangibles	45,548

Current liabilities assumed	(6,280)

Net assets acquired	$40,628

8. Minority Interest in Subsidiary

     In April 2001, the Company’s consolidated subsidiary, Nihon E.piphany K.K., issued and sold 84 shares, or 30% of its common stock, for cash consideration of approximately $35,000 to three shareholders, which was deemed to be purchased at fair market value. Prior to the transaction, the Company held 100% of the equity of Nihon E.piphany K.K. in the form of common stock. Nihon E.piphany K.K.’s operations consist of the marketing, distribution, service and support of the Company’s products in Japan. As of June 30, 2001, minority interest of approximately $35,000 is recorded on the Condensed Consolidated Balance Sheet in order to reflect the original investment in Nihon E.piphany K.K. held by minority investors.

9. Subsequent Event

     On July 9, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants, among others, the Company and several of its current and former officers and directors. The complaint, which seeks unspecified damages, alleges that the Company’s lead underwriters, the Company, and the other named defendants violated federal securities laws by making material false and misleading statements in the Company’s prospectus incorporated in its registration statement on Form S-1 filed with the SEC in September of 1999. The allegations of the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the Company’s underwriters and alleged prohibited after-market transactions by the underwriters, in connection with the allocation of shares of common stock in the Company’s initial public offering. A subsequent, substantially similar lawsuit has also been filed, and the company anticipates that additional related substantially identical lawsuits may be brought. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. The Company believes it has meritorious defenses to these lawsuits and will vigorously defend itself.

     On July 19, 2001, the Company announced its plan to restructure its worldwide operations including a reduction in workforce of approximately 15% of its worldwide headcount and the consolidation of its operating facilities. As a result, the Company expects to record a restructuring charge in the third quarter of fiscal 2001 of approximately $20.0 million for severance and the abandonment of leased facilities and related improvements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding E.piphany’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, expenses and customer demand, the deployment of E.piphany’s products and services, and reliance on third parties. E.piphany’s actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in this Form 10-Q and the risks discussed in our other Securities Exchange Commission filings. All forward-looking statements included in this document are based on information available to E.piphany as of the date hereof, and E.piphany assumes no obligation to update any such forward-looking statement.

Overview

     We develop, market and sell the E.piphany E.5 System, an integrated suite of customer relationship management (CRM) software solutions. These CRM solutions provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany E.5 System to gain insight into their customers’ characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM solutions to more efficiently interact with their customers across a variety of communication and distribution channels.

     We were founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing products and building business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. Despite our revenue growth, we have incurred significant costs to develop our technology and products, to recruit research and development personnel, to build a direct sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount has increased from 279 employees at December 31, 1999 to 880 employees at June 30, 2001.

     On July 19, 2001, the Company announced its plan to restructure its worldwide operations including a reduction in workforce of approximately 15% of its worldwide headcount and the consolidation of its operating facilities. As a result, the Company expects to record a restructuring charge in the third quarter of fiscal 2001 of approximately $20.0 million for severance and the abandonment of leased facilities and related improvements.

Recent Events

Acquisitions

     On January 29, 2001, we acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, We issued 238,032 shares of common stock in exchange for the assets. This transaction will add to our strategic intellectual property and complement our current product development plan. The total purchase price was approximately $10.3 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $1.4 million at June 30, 2001.

     On April 12, 2001, we acquired Moss Software, Inc. through a merger of a wholly-owned subsidiary of E.piphany with and into Moss Software, Inc. Moss Software is a provider of customer relationship management products that enable customers to resolve sales automation challenges and better manage sales cycles. Under the terms of the Reorganization Agreement, we acquired all of the outstanding shares of capital stock of Moss Software in exchange for 1,370,296 million shares of our common stock. In addition, we assumed all outstanding options to purchase Moss Software common stock. The total purchase price was approximately $40.6 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $3.8 million at June 30, 2001. Please see Note 7 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

Stock option Exchange Program

     On April 2, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six months. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase our common stock in return for our promise to grant new options on the grant date of November 5, 2001. The exercise price of the new options will be equal to the fair market value of our common stock on the date of grant. The exchange program was not made available to our executives, directors, consultants, former employees or any of our employees who are residents of the Netherlands, Switzerland, Spain or Brazil or are employed by our subsidiaries located in those countries.

Source of Revenues and Revenue Recognition Policy

     We generate revenues principally from licensing our software products directly to customers and providing related professional services including implementation, consulting, support and training. Through June 30, 2001, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software solutions within specified limits. The amount of the license fee varies depending on which software solution is purchased, the number of software solutions purchased and the scope of the license rights. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.5 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from us. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

     Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their requirements. Customers can purchase these services directly from us through our internal professional services organization on either a fixed fee or a time and expense basis or they can purchase these services directly from third party consulting organizations, such as Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to these third party consulting organizations. We intend to increasingly encourage customers to purchase services directly from these third party consulting organizations. We believe that this would increase the number of consultants who can provide consulting and implementation services related to our software products and that it would increase our overall gross margins by increasing our relative percentage of license revenue, which has substantially higher gross margins than services revenue, as a percentage of total revenue. We also believe that this strategy will encourage these consulting organizations to generate sales leads for us within their customer bases.

     Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of 1) such evidence does exist for the undelivered elements, or 2) all elements are delivered. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the services do not include significant alterations to the features and functionality of the software. To date, services have been essential to the functionality of the software products for substantially all license agreements entered into which included implementation services. For these arrangements and other arrangements which don’t meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized.

     We provide for sales returns based on historical rates of return which, to date, have not been material.

     Maintenance agreements generally call for us to provide technical support and software updates to customers. Revenue from technical support and software updates is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations.

     We provide consulting, implementation and training services to our customers. Revenue from such services, when not sold in conjunction with product licenses, is generally recognized as the services are performed.

Cost of Revenues and Operating Expenses

     Our cost of license revenues primarily consist of license fees due to third parties for integrated technology. Our cost of services revenues include salaries and related expenses for our implementation, consulting support and training organizations, costs of services subcontracted from third party consulting organization to fulfill consulting services obligations to customers and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

Results of Operations

Revenues

     Total revenues increased to $31.1 million for the three months ended June 30, 2001, from $24.5 million for the three months ended June 30, 2000. Total revenues increased to $69.2 million for the six months ended June 30, 2001, from $38.9 million for the six months ended June 30, 2000. The growth in revenues was primarily due to expansion of our business outside the United States and the introduction and shipment of new products.

     Product license revenues increased to $16.3 million, or 52% of total revenue, for the three months ended June 30, 2001 from $14.2 million, or 58% of total revenue, for the three months ended June 30, 2000. Product license revenues increased to $38.7 million, or 56% of total revenue, for the six months ended June 30, 2001 from $22.6 million, or 58% of total revenue, for the six months ended June 30, 2000. The increase in dollar amount of product license revenues was due, in part, to an increase in the average size of the license fees per transaction, which resulted primarily from the introduction and shipment of new products.

     Services revenues increased to $14.8 million, or 48% of total revenues, for the three months ended June 30, 2001 from $10.2 million, or 42% of revenues, for the three months ended June 30, 2000. Services revenues increased to $30.5 million, or 44% of total revenues, for the six months ended June 30, 2001 from $16.4 million, or 42% of revenues, for the six months ended June 30, 2000. The increase in dollar amount of services revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to our new customers.

     The relative amount of services revenues as compared to license revenues has varied based on the extent to which consulting organizations provide services directly to customers, the solution which has been licensed, the complexity of the customers’ information technology environment, the resources allocated by customers to their implementation projects and the scope of licensed rights. Services revenues have substantially lower margins relative to product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. It generally costs us more to subcontract with third party consulting organizations to provide these services than it does to provide these services ourselves. To offset the effect that providing services ourselves or through subcontractors has on our gross margins, we intend to further encourage customers to contract directly with third party consulting organizations for implementation and consulting services. Encouraging direct contracts between our customers and consulting organizations may also increase the overall professional services resources available to customers and generate sales leads. We do not receive any services revenues when customers contract directly with third party consulting organizations for implementation and consulting services. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross margins will decline.

Cost of Revenues

     Total cost of revenues increased to $14.4 million for the three months ended June 30, 2001 from $9.7 million for the three months ended June 30, 2000. Total cost of revenues increased to $36.6 million for the six months ended June 30, 2001 from $15.8 million for the six months ended June 30, 2000. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $13.9 million, or 94% of services revenues, for the three months ended June 30, 2001 from $9.4 million, or 92% of services revenues, for the three months ended June 30, 2000. Cost of services revenues increased to $35.4 million, or 116% of services revenues, for the six months ended June 30, 2001 from $15.4 million, or 94% of services revenues, for the six months ended June 30, 2000. The increase in cost of services revenues in absolute dollars resulted primarily from the growth of our internal professional services organization to support increased customer demand for consulting services. The increase in cost of services revenues in absolute dollars resulted primarily from the growth of our internal professional services organization to support increased customer demand for consulting services. The increase in cost of services as a percentage of services revenues for the six months ended June 30, 2001 resulted from excess capacity in our internal professional services organization resulting from our decision to encourage customers to contract directly with third party consulting organizations. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software on customers’ computer systems. The cost of services as a percentage of services revenues for the three months ended June 30, 2001 remained consistent with the same period in the prior year due to a decrease in internal services professionals from 353 at December 31, 2000 to 239 at June 30, 2001. Cost of services revenues may exceed services revenues in future periods as we continue to transition our services capacity to have a greater reliance on system integrators or if services revenues decrease in future periods.

Operating Expenses

     Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $10.8 million for the three months ended June 30, 2001 from $5.4 million for three months ended June 30, 2000. Research and development expenses increased to $22.2 million for the six months ended June 30, 2001 from $9.2 million for six months ended June 30, 2000. The increase in absolute dollars was primarily due to an increase in the number of employees engaged in research and development from our internal growth and acquisitions, and fees paid to outside contractors for the internationalization of our products. Research and development expenses as a percentage of total revenues increased to 32% for the six months ended June 30, 2001 from 24% for the six months ended June 30, 2000. We anticipate that our recent restructuring of our operations will reduce research and development expenses over the short term, although these expenses may increase over the long term.

     Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $24.2 million for the three months ended June 30, 2001 from $15.9 million for the three months ended June 30, 2000. Sales and marketing expenses increased to $48.2 million for the six months ended June 30, 2001 from $27.1 million for the six months ended June 30, 2000. Sales and marketing expenses as a percentage of total revenues remained steady at 70% for the six months ended June 30, 2001 and 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees resulting from internal growth and acquisitions, and the establishment of sales offices in additional domestic and international locations including Europe and Asia. We anticipate that our recent restructuring of our operations will reduce sales and marketing expenses over the short term, although these expenses may increase over the long term.

     General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance and administrative personnel. General and administrative expenses increased to $6.9 million for the three months ended June 30, 2001 from $4.0 million for the three months ended June 30, 2000. General and administrative expenses increased to $15.6 million for the six months ended June 30, 2001 from $6.3 million for the six months ended June 30, 2000. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of general and administrative employees from our internal growth and acquisitions necessary to support our expanding operations. General and administrative expenses as a percentage of total revenues increased to 22% for the six months ended June 30, 2001 from 16% for the six months ended June 30, 2000. We expect that our recent restructuring of our operations will reduce general and administrative expenses over the short term, although these expenses may increase over the long term.

     In-Process Research and Development Charge

     In connection with the acquisitions of RightPoint Software, Inc. and Octane Software Inc., we recorded a charge of $47.0 million in the six months ended June 30, 2000. There was no in-process research and development charge incurred during the six months ended June 30, 2001.

     The RightPoint Acquisition

     In connection with the RightPoint acquisition, E.piphany expensed $22.0 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use.

     E.piphany allocated values to in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of RightPoint’s next-generation technologies.

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

     RightPoint’s primary in-process R&D projects involved the development of additional features and functionality to make the RealTime product suite a complete e-marketing solution rather than a component technology. The estimated revenues for the in-process projects were expected to peak within four years of introduction and then decline as other new products and technologies are expected to enter the market.

     Operating expenses were estimated based on historical results and management’s estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economics of scale, estimated operating expenses as a percentage of revenues were expected to decrease after the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 25 percent was appropriate for the in-process R&D, and a discount rate of 20 percent was appropriate for the existing products and technology. These discount rates were commensurate with RightPoint’s stage of development and the uncertainties in the economic estimates described above.

     The estimates used by E.piphany in valuing in-process research and development were based upon assumptions E.piphany believes to be reasonable but which are inherently uncertain and unpredictable. E.piphany’s assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the financial condition and results of operations of E.piphany.

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

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects.

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

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25 percent was considered appropriate for the in-process R&D. These discount rates were commensurate with the Octane’s stage of development and the uncertainties in the economic estimates described above.

     If these projects are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

     Amortization of Goodwill and Other Intangible Assets

     Our acquisitions of RightPoint Software Inc., iLeverage Corporation, eClass Direct, Inc., Octane Software, Inc., and Moss Software, Inc. were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and these other intangible assets increased to $274.5 million for the three months ended June 30, 2001 from $117.3 million for the three months ended June 30, 2000. The aggregate amortization of goodwill and these other intangible assets increased to $544.9 million for the six months ended June 30, 2001 from $157.3 million for the six months ended June 30, 2000. The increase was primarily due to the timing of the acquisition of Octane Software, which closed on May 31, 2000. As a result, six months of amortization was expensed during the current year compared to only one month of amortization for the same period in the prior year.

     We anticipate that future amortization of goodwill and other intangibles associated with our acquisitions will continue to be amortized on a straight-line basis for the remaining six months of 2001, and will amount to approximately $548.6 million. Beginning January 1, 2002, we will adopt SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. As a result, we will continue to amortize intangible assets on a straight-line basis over their remaining useful lives and all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting and will no longer be amortized, but will be subject to an annual impairment assessment. Please see Note 2 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

     Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. In connection with the grant of certain stock options to employees during the years ended December 31, 1998, 1999, 2000 and the first six months of 2001, we recorded deferred compensation of approximately $3.0 million, $2.8 million, $0, and $1.2 million, respectively. As of June 30, 2001, deferred compensation remaining to be amortized totaled $1.6 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $456,000 and $746,000 for the three and six months ended June 30, 2001, respectively. We expect amortization of approximately $815,000 in the last two quarters of 2001 and $608,000, $92,000, 68,000 and $28,000 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

Other Income (Expense), Net

     Interest income, net of interest expense, decreased to $6.1 million for the three months ended June 30, 2001 from $6.5 million for the three months ended June 30, 2000. Interest income, net of interest expense, decreased to $9.6 million for the six months ended June 30, 2001 from $10.9 million for the six months ended June 30, 2000. The decrease was due to a decrease in cash and investments of $90.1 million when compared to the same period a year ago. From time to time we reevaluate our accounting for all of our investments and we may recognize a loss in our income statement if we determine that the investment is permanently impaired. We held $7.5 million in commercial paper in a California public utility as of March 31, 2001. The investment had a maturity date of February 15, 2001 and was not paid by the public utility. As of March 31, 2001, we determined that the investment was permanently impaired based on our evaluation and therefore we recognized a loss of $1.9 million during the three months ended March 31, 2001. Subsequent to the date of the write-down, our investment advisor agreed to repurchase our commercial paper at par value in the total sum of $7.5 million. As a result, we recognized a $1.9 million gain on this investment for the three months ended June 30, 2001.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $45.1 million and $9.3 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in operating activities for each period resulted principally from net losses in those periods, net of non-cash charges for amortization of goodwill and purchased intangibles, in-process research and development, and stock-based compensation.

     Net cash used in investing activities totaled $55.5 million for the six months ended June 30, 2001 compared to $19.4 million provided by investing activities for the six months ended June 30, 2000. The increase in cash used resulted primarily from the purchase of short term investments during the six months ended June 30, 2001, while the increase in cash provided by investing activities during the six months ended June 30, 2000 resulted primarily from cash acquired in acquisitions.

     Net cash provided by financing activities totaled $4.0 million and $351.0 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash provided was due primarily to the receipt of proceeds from our secondary offering completed during the first quarter of 2000.

     As of June 30, 2001, our principal sources of liquidity included $223.3 million of cash and cash equivalents and $126.1 million in short-term investments. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to it in the future.

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

     We incurred net losses of $589.4 million for the six months ended June 30, 2001, $768.5 million for the year ended December 31, 2000, $22.4 million for the year ended December 31, 1999 and $10.3 million for the year ended December 31, 1998. We had an accumulated deficit of $1.4 billion as of June 30, 2001, and $804.3 million as of December 31, 2000. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane Software, RightPoint Software, eClass Direct, iLeverage and Moss Software, we are incurring significant accounting charges for the amortization of intangible assets over the three years following these mergers. These losses will be substantial, and we may not ever become profitable. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our limited operating history and the limited operating history of the companies we acquired makes financial forecasting and evaluation of our business difficult.

     Our limited operating history and the limited operating history of the companies that we acquired makes it difficult to forecast E.piphany’s future operating results. E.piphany was founded in November 1996 and began developing products in 1997. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998. Since neither we nor the companies we acquired have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if E.piphany and the other companies we acquired had a longer business history.

Our revenues may be harmed if general economic conditions continue to worsen.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on CRM software. When economic conditions weaken, sales cycles for sales of software products tend to lengthen and companies’ information technology budgets tend to be reduced. If that happens, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

•	varying size, timing and contractual terms of orders for our products,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software and real time marketing solutions generally,

•	announcements or introductions of new products by our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained, and

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff.

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

     The Company focuses on providing software solutions rather than services. As a result, we encourage our customers to purchase consulting, implementation, maintenance and training services directly from consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of service directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

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

     Customers that license our products typically require consulting, implementation, maintenance and training services and obtain them from our internal professional services, customer support and training organizations, or from outside consulting organizations. When we provide these services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement and support our products or if we are unable to expand our internal professional services organization as needed to meet our customers’ needs, our ability to sell software, and accordingly our revenues, will be harmed. If we are unable to expand our internal professional services organization to keep pace with sales, we will be required to increase our use of subcontractors to help meet our implementation and service obligations, which will result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient level and quality of services. If we fail to retain sufficient subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

Our service revenues have a substantially lower margin than our product revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

     Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 44% of our revenues for the six months ended June 30, 2001, 42% of our revenues for the year ended December 31, 2000, 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998 was 116%, 101%, 102% and 120%, respectively, of our service revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of service revenues as compared to license revenues has varied based on the volume of software solution orders compared to the volume of additional user orders. In addition, the amount and profitability of services can depend in large part on:

•	the software solution which has been licensed,

•	the complexity of the customer’s information technology environment,

•	the resources directed by customers to their implementation projects,

•	the number of users licensed, and

•	the extent to which outside consulting organizations provide services directly to customers.

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

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business. We compete principally with vendors of:

•	data management and data analysis software tools such as Kana Software, Microstrategy and Oracle,

•	enterprise application software such as PeopleSoft, SAP and Siebel Systems,

•	marketing campaign management software tools such as Xchange, Chordiant and Recognition Systems.

     Many of these companies have significantly greater financial, technical, marketing, service and other resources than we do. Many of these companies also have a larger installed base of users, have been in business longer or have greater name recognition than we do. In addition, some large companies may attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors’ products may be more effective than our products at performing particular functions or be more customized for particular needs. Even if these functions are more limited than those provided by our products, our competitors’ software products could discourage potential customers from purchasing our products. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

Our revenues might be harmed by resistance to adoption of E.piphany’s software by information technology departments.

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

     If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and providing timely, consistent, multichannel customer interaction does not grow as quickly or become as large as we anticipate, our revenues will be reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

•	not understand or see the benefits of using these products,

•	not achieve favorable results using these products,

•	experience technical difficulty in implementing or using these products, or

•	use alternative methods to solve the same business problems.

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

     To achieve increased market acceptance of our products, we must, among other things, continue to:

•	improve and introduce new software solutions for reporting and analysis, distributed database marketing and e-commerce,

•	improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance our software’s ease of administration,

•	design software for vertical markets,

•	make available international versions of our software,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly changing computer operating system and database standards and Internet technology.

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

     In order to operate the E.piphany E.5 System, the system must be installed on both a computer server running the Microsoft Windows NT or Windows 2000 computer operating systems and a computer server running database software from Microsoft or Oracle. We are currently in various stages of porting our software to operate on additional operating systems and databases, including UNIX, IBM DB2 and other third party application servers such as BEA System’s Web Logic product. If we fail to successfully complete these modifications in a timely manner, we may lose sales and revenues. In addition, users access the E.piphany E.5 System through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule.

     After installation, the E.piphany E.5 System collects and analyzes data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems, and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential customers. If we lose customers, our revenues and profitability may be harmed.

Our products have long sales cycles which makes it difficult to plan expenses and forecast results.

     It takes us between three and six months to complete the majority of our sales and it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

•	the complex nature of our products,

•	our need to educate potential customers about the uses and benefits of our products,

•	the purchase of our products requires a significant investment of resources by a customer,

•	our customers have budget cycles which affect the timing of purchases,

•	uncertainty regarding future economic conditions,

•	many of our potential customers requiring competitive evaluation and internal approval before purchasing our products,

•	potential customers delaying purchases due to announcements or planned introductions of new products by us or our competitors, and

•	many of our potential customers are large organizations, which may require a long time to make decisions.

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

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; resellers, including Acxiom, Hewlett-Packard and Harte-Hanks; and application service providers that provide access to our software to their customers over the Internet, including Interrelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

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

     We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 880 as of June 30, 2001. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

•	hire, train and integrate new personnel,

•	integrate people and technologies from acquired companies,

•	continue to augment our financial and accounting systems,

•	manage our sales operations, which are in several locations, and

•	expand our facilities.

     If we do not manage our growth effectively, our business could suffer.

If we acquire additional companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

     In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to successfully complete acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

•	properly evaluate the business, personnel and technology of the company to be acquired,

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

•	integrate and retain personnel,

•	combine potentially different corporate cultures,

•	effectively integrate products and research and development, sales, marketing and support operations, and

•	maintain focus on our day-to-day operations.

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

     We began shipping our first products in early 1998. Our products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

•	expend significant resources to locate and correct the error,

•	delay introduction of new products or commercial shipment of products, or

•	experience reduced sales and harm to our reputation from dissatisfied customers.

     Our customers also may encounter system configuration problems which require us to spend additional consulting or support resources to resolve these problems.

     In addition, our customers generally store their data across computer networks, which are often connected to the Internet. Our software operates across our customers’ computer networks and can, at the customer’s option, be accessed through an Internet connection. Our software contains technology designed to prevent theft or loss of data. Nevertheless, customers may encounter security issues with their existing databases installed across networks, particularly the Internet, or with our software. A security breach involving our software, or a widely publicized security breach involving the Internet generally, could harm our sales. A security breach involving our software could also expose us to claims for damages.

     Because our software products are used for important decision-making processes and enable our customers to interact with their customers, product defects may also give rise to product liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any product liability claims to date, we may encounter these claims in the future. Product liability claims, whether or not successful, could:

•	divert the attention of our management and key personnel from our business,

•	be expensive to defend, and

•	result in large damage awards.

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

     We intend to expand our international sales efforts in the future. We have limited experience in marketing, selling and supporting our products and services abroad. If we are unable to grow our international operations successfully and in a timely manner, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs,

•	differing intellectual property rights,

•	differing labor regulations,

•	unexpected changes in regulatory requirements,

•	changes in a specific country’s or region’s political or economic conditions,

•	greater difficulty in establishing, staffing and managing foreign operations, and

•	fluctuating exchange rates.

     We have expanded our international operations, which has required a significant amount of attention from our management and substantial financial resources. As of June 30, 2001, we had 185 employees located in Asia, Australia, Canada, Europe, and Latin America. We are also exploring other regions for future expansion.

If database access becomes standardized, demand for our products will be reduced.

     Our products are useful for integrating data from a variety of disparate data sources. Adoption of uniform, industry-wide standards across various database and analytic software programs could minimize the importance of the data integration capabilities of our products. This, in turn, could adversely affect the competitiveness and market acceptance of our products. Also, a single competitor in the market for database and analytic software programs or Internet relationship management may become dominant, even if there is no formal industry-wide standard. If large numbers of our customers adopt a single standard, this would similarly reduce demand for our product. If we lose customers because of the adoption of standards, we may realize lower revenues and profitability.

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

     Our board of directors also has the ability to issue preferred stock without stockholder approval. As a result, we could adopt a shareholder rights plan that could significantly dilute the equity ownership of a hostile acquirer. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in foreign currency exchange rates and interest rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the “Risk Factors” section of this quarterly report.

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations throughout Asia, Australia, Canada, Europe, and Latin America and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material.

Interest Rate Risk

     As of June 30, 2001, we had short-term investments of $126.1 million which consisted of fixed income securities. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $631,000. As of June 30, 2001, we did not have any short-term or long-term debt outstanding.

     The following summarizes the Company’s short-term investments and the weighted average yields, as of June 30, 2001 (in thousands, except interest rates):

	Expected maturity date

	2001	2002	Total

Commercial paper	$31,017	—	$31,017

Weighted average yield	4.20%	—	4.20%

Corporate bonds	$32,631	$11,811	$44,442

Weighted average yield	4.57%	3.78%	4.36%

Government notes/bonds	$50,636	—	$50,636

Weighted average yield	3.29%	—	3.29%

Total investment securities	$114,284	$11,811	$126,095

     From time to time we reevaluate our accounting for all of our investments and we may recognize a loss in our income statement if we determine that the investment is permanently impaired. We held $7.5 million in commercial paper in a California public utility as of March 31, 2001. The investment had a maturity date of February 15, 2001 and was not paid by the public utility. As of March 31, 2001, we determined that the investment was permanently impaired based on our evaluation and therefore we recognized a loss of $1.9 million during the three months ended March 31, 2001. Subsequent to the date of the write-down, our investment advisor agreed to repurchase our commercial paper at par value in the total sum of $7.5 million. As a result, we recognized a $1.9 million gain on this investment for the three months ended June 30, 2001.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against E.piphany. From time to time, E.piphany may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on the business, results of operations, or financial condition of E.piphany.

     On July 9, 2001, a securities class action complaint was filed in the United States District Court for the Southern District of New York naming as defendants, among others, the Company and several of its current and former officers and directors. The complaint, which seeks unspecified damages, alleges that the Company’s lead underwriters, the Company, and the other named defendants violated federal securities laws by making material false and misleading statements in the Company’s prospectus incorporated in its registration statement on Form S-1 filed with the SEC in September of 1999. The allegations of the complaint are generally related to the alleged receipt of excessive and undisclosed commissions by the Company’s underwriters and alleged prohibited after-market transactions by the underwriters, in connection with the allocation of shares of common stock in the Company’s initial public offering. A subsequent, substantially similar lawsuit has also been filed, and the company anticipates that additional related substantially identical lawsuits may be brought. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies. The Company believes it has meritorious defenses to these lawsuits and will vigorously defend itself.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	On April 12, 2001, we issued an aggregate of approximately 1.4 million shares of our common stock in connection with the acquisition of Moss Software, Inc. The issuance of these securities was covered by a permit granted by the California Department of Corporations after a fairness hearing, and was therefore exempt from registration pursuant to the exemption provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

(d)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of stockholders was held on May 31, 2001 and the following matters were considered and voted upon:

To approve the election of Douglas J. Mackenzie to serve as a member of E.piphany’s Board of Directors.

Common Stock:	FOR:	49,566,681	AGAINST:	29,851	ABSTAIN:	0

To approve the election of Jennifer J. Ming to serve as a member of E.piphany’s Board of Directors.

Common Stock:	FOR:	49,559,254	AGAINST:	37,278	ABSTAIN:	0

To approve the selection and appointment of Arthur Andersen LLP as E.piphany’s independent public accountants.

Common Stock:	FOR:	48,735,638	AGAINST:	856,895	ABSTAIN:	3,969

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See exhibit index attached hereto.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC

DATE: August 10, 2001	SIGNATURE:	/s/ Roger S. Siboni

Roger S. Siboni President, Chief Executive Officer and Chairman of the Board

DATE: August 10, 2001	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.

3.2*	Restated Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.