Form 10-Q
period 2001-09-30
E PIPHANY INC
filed 2001-11-14
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2001, was 70,980,855.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2000	2001

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,634	$214,761
Short-term investments	77,339	123,010
Accounts receivable, net	27,592	13,527
Prepaid expenses and other assets	5,152	4,196

Total current assets	429,717	355,494
Property and equipment, net	21,789	24,063
Goodwill and purchased intangibles	2,541,245	115,105
Other assets	2,323	3,643

Total assets	$2,995,074	$498,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$658	$593
Trade accounts payable	2,191	1,236
Accrued liabilities	17,289	15,095
Accrued compensation	12,715	11,823
Accrued restructuring costs	—	7,921
Deferred revenue	23,412	18,224

Total current liabilities	56,265	54,892
Accrued restructuring costs	—	17,991
Capital lease obligations, net of current portion	618	244

Total liabilities	56,883	73,127
Minority interest	—	35
Stockholders’ equity:
Common stock	6	7
Additional paid-in capital	3,746,759	3,804,380
Notes receivable	(2,668)	(891)
Accumulated other comprehensive loss	(550)	(100)
Deferred compensation	(1,009)	(1,314)
Accumulated deficit	(804,347)	(3,376,939)

Total stockholders’ equity	2,938,191	425,143

Total liabilities and stockholders’ equity	$2,995,074	$498,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues:
Product license	$21,382	$16,200	$43,943	$54,893
Services	17,758	12,306	34,131	42,788

Total revenues	39,140	28,506	78,074	97,681

Cost of revenues:
Product license	342	474	766	1,663
Services	17,307	9,319	32,703	44,739

Total cost of revenues	17,649	9,793	33,469	46,402

Gross profit	21,491	18,713	44,605	51,279

Operating expenses:
Research and development	8,533	10,147	17,699	32,355
Sales and marketing	19,872	21,925	46,989	70,126
General and administrative	6,207	4,672	12,503	20,232
Restructuring charge	—	32,436	—	32,436
In-process research and development charge	—	—	47,000	—
Amortization and write-down of goodwill and purchased intangibles	269,904	1,935,315	427,162	2,480,201
Stock-based compensation	332	410	1,993	1,156

Total operating expenses	304,848	2,004,905	553,346	2,636,506

Loss from operations	(283,357)	(1,986,192)	(508,741)	(2,585,227)
Other income, net	6,088	3,039	16,948	12,635

Net loss	$(277,269)	$(1,983,153)	$(491,793)	$(2,572,592)

Basic and diluted net loss per share	$(4.35)	$(28.68)	$(9.28)	$(38.00)

Shares used in computing basic and diluted net loss per share	63,813	69,152	53,022	67,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2000	2001

Cash flows from operating activities:
Net loss	$(491,793)	$(2,572,592)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,045	4,315
Allowance for doubtful accounts	1,450	2,700
Noncash compensation expense	1,993	1,154
Noncash restructuring expense	—	3,737
In-process research and development charge	47,000	—
Amortization and write-down of goodwill and purchased intangibles	427,162	2,480,201
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,677)	11,364
Prepaid expenses and other assets	(3,030)	(289)
Trade accounts payable	1,220	(955)
Accrued liabilities	1,001	(5,444)
Accrued restructuring costs	—	25,912
Deferred revenue	12,503	(5,540)

Net cash used in operating activities	(14,126)	(55,437)

Cash flows from investing activities:
Purchases of property and equipment	(8,583)	(10,303)
Cash acquired in acquisitions	24,282	208
Direct costs of purchase transactions	(21,330)	1,204
Purchases and sales of investments, net	(76,918)	(45,581)

Net cash used in investing activities	(82,549)	(54,472)

Cash flows from financing activities:
Repayments of notes payable	—	(2,088)
Repayments on line of credit	(8,319)	—
Principal payments on capital lease obligations	(405)	(580)
Proceeds from secondary offering, net	356,108	—
Repayments on notes receivable	246	1,777
Proceeds from subsidiary stock offering	—	35
Proceeds from sale of common stock, net of repurchases	4,455	5,532

Net cash provided by financing activities	352,085	4,676

Effect of foreign exchange rates on cash and cash equivalents	(237)	360

Net increase (decrease) in cash and cash equivalents	255,173	(104,873)
Cash and cash equivalents at beginning of period	58,084	319,634

Cash and cash equivalents at end of period	$313,257	$214,761

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the nine months ended September 30, 2001. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

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

Impairment of Long-Lived Assets and Identifiable Intangible Assets

     The Company evaluates long-lived assets and certain identifiable intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

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

     In March 2000, the FASB issued Financial Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25.” FIN No. 44

addresses the application of APB No. 25 to clarify, among other issues (a) the definition of “employee” for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. E.piphany adopted FIN No. 44 in July 2000. The adoption did not have a material effect on its financial position or results of operations.

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

     E.piphany anticipates that future amortization of goodwill and other intangibles associated with its acquisitions will continue to be amortized on a straight-line basis for the remaining three months of 2001, and will amount to approximately $17.0 million. Beginning January 1, 2002, the Company will adopt SFAS 141 and SFAS 142. As a result, all acquired goodwill will be assigned to reporting units for purposes of impairment testing and segment reporting and will no longer be amortized, but will be subject to an annual impairment assessment. The Company will continue to amortize other intangible assets, on a straight-line basis over their remaining useful lives, exclusive of assembled workforce, as pursuant to SFAS 141 an assembled workforce shall not be recognized as an intangible asset apart from goodwill. Amortization and write-down of goodwill for the three and nine months ended September 30, 2001 was $1.9 billion and $2.5 billion, respectively. These amounts include a $1.7 billion impairment of goodwill and intangible assets charge for the three and nine months ended September 30, 2001.

3. Stockholders’ Equity

Stock-Based Compensation

     In connection with the grant of certain stock options to employees during the years ended December 31, 1998, 1999, 2000 and the first nine months of 2001, the Company recorded deferred compensation of approximately $3.0 million, $2.8 million, $0, and $1.3 million, respectively. The deferred compensation represents the difference between the fair value of the common stock and the option exercise price or stock sale price at the date of the option grant or stock sale. Such amount is presented as a reduction of stockholders’ equity and amortized over the vesting period of the applicable options in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation expenses were approximately $0.3 million and $0.4 million during the three months ended September 30, 2000 and 2001, respectively. Total stock-based compensation expenses were approximately $2.0 million and $1.2 million during the nine months ended September 30, 2000 and 2001, respectively. Deferred compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income,” which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three and nine months ended September 30, 2000 and 2001, E.piphany’s comprehensive income (loss) did not differ materially from reported net loss.

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

     The following table presents the calculation of basic net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net loss	$(277,269)	$(1,983,153)	$(491,793)	$(2,572,592)

Basic and diluted:
Weighted average shares of common stock outstanding	67,902	70,555	56,982	69,806
Less: Weighted average shares subject to repurchase	(4,089)	(1,403)	(3,960)	(2,115)

Weighted average shares used in computing basic and diluted net loss per common share	63,813	69,152	53,022	67,691

Basic and diluted net loss per common share	$(4.35)	$(28.68)	$(9.28)	$(38.00)

     E.piphany has excluded all outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of basic and diluted net loss per share were 10,942,653 and 3,120,552 for the three months ended September 30, 2000 and September 30, 2001, respectively. The total number of shares excluded from the calculations of basic and diluted net loss per share were 10,841,347 and 3,832,525 for the nine months ended September 30, 2000 and September 30, 2001, respectively.

Stock Option Exchange Program

     On April 2, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six months. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase our common stock in return for our promise to grant new options on the grant date of November 5, 2001. A total of 4,687,353 shares were granted at the fair market value of $6.44 per share on November 5, 2001 to those employees who have continuously been employed with us since they tendered their original options. The exchange program was not made available to our executive officers, directors, consultants, former employees or any of our employees who are residents of the Netherlands, Switzerland, Spain or Brazil or who are employed by our subsidiaries located in those countries.

5. Commitments and Contingencies

Litigation

     As of the date hereof, there is no material litigation pending against us other than as disclosed in the paragraph below. From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations, or financial condition.

     On July 9, 2001, a putative securities class action, captioned Kucera v. E.piphany, Inc., et al., Civil Action No. 01-CV-6158, was filed against the Company, several of its officers, and three underwriters in the Company’s initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between September 21, 1999 and December 6, 2000. One additional lawsuit has been filed subsequently which contains allegations substantially identical to those in the Kucera complaint, and other related lawsuits may be brought.

     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 150 other companies. The lawsuits against the Company have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin. As of November 8, 2001, no schedule has been established regarding the lawsuits against the Company. The Company anticipates that all lawsuits against it specifically will eventually be formally coordinated or consolidated with one another. The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

Restructuring Costs

     In the quarter ended September 30, 2001, the Company restructured its worldwide operations, by among other things, reducing its workforce and consolidating its operating facilities. The restructuring resulted in a total pre-tax charge of $32.4 million of which approximately $2.8 million was paid and a non cash charge of $3.7 million was incurred during the third quarter to provide for these actions and other items. The Company recorded the low end of a range of assumptions modeled for the restructuring charge, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

     The following table describes restructuring charges taken through September 30, 2001 (in thousands):

	Accrued Balance at	Total	Cash		Accrued Balance at
	December 31, 2000	Charges	Payments	Non Cash Activity	September 30, 2001

Severance and related charges	$—	$1,532	$(1,509)	$(23)	$—
Write-off of leasehold improvements	—	3,714	—	(3,714)	—
Lease termination costs — current	—	9,199	(1,278)	—	7,921
Lease termination costs — non-current	—	17,991	—	—	17,991

Total	$—	$32,436	$(2,787)	$(3,737)	$25,912

     Severance and related charges primarily consisted of involuntary termination benefits and payroll taxes. Lease termination costs of $27.2 million are based on estimated exit costs associated with the abandonment of certain leased facilities in Atlanta, Boston, Chicago, New York, and San Mateo for the remaining lease terms. These lease termination costs reflect remaining lease liabilities and brokerage fees stated at actual cost reduced by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements may differ materially from the reserve balance at September 30, 2001. As of September 30, 2001, $25.9 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013.

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

     Revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues:
North America	$36,089	$17,140	$74,212	$71,905
International	3,051	11,366	3,862	25,776

Total	$39,140	$28,506	$78,074	$97,681

7. Acquisitions

The Radnet Acquisition

     On January 29, 2001, E.piphany acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. This transaction added to E.piphany’s strategic intellectual property and complement its current product development plan. The total purchase price was approximately $10.3 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $2.3 million for the nine months ended September 30, 2001. On September 30, 2001, we performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our acquisition of certain intellectual property assets of Radnet and recorded an impairment charge. Please see the section under the heading “Impairment” in Note 7 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

The Moss Acquisition

     On April 12, 2001, E.piphany acquired Moss Software, Inc. through a merger of a wholly-owned subsidiary of E.piphany with and into Moss Software, Inc. Moss Software is a provider of customer relationship management products that resolve its customer sales automation challenges and better manage their sales cycles. Under the terms of the Reorganization Agreement, stockholders of Moss Software received approximately 0.0581 shares of E.piphany common stock for each share of Moss Software common stock held by them, which resulted in a total issuance of approximately 1,370,296 shares. In addition, E.piphany assumed all outstanding options to purchase Moss Software common stock, as adjusted to reflect the exchange ratio. The total purchase price was approximately $40.6 million. The total cost associated with the acquisition is subject to adjustments based upon finalization of management’s integration plans, which may include elimination of duplicate facilities and fixed assets as well as employee severance. In connection with the assumption of all outstanding options, the Company recorded deferred compensation of approximately $1.0 million. The deferred compensation represents the difference between the fair value of the common stock at the date of acquisition and the option exercise price at the date of the option grant, and will be amortized over the vesting period. Purchased intangibles, representing purchase price in excess of identified tangible and intangible assets, of approximately $45.5 million were recorded and are being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $7.6 million at September 30, 2001. There can be no assurance that the value of the purchased intangible assets may not become impaired prior to its amortization.

     In connection with the acquisition, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$384
Deferred compensation	976
Purchased intangibles	45,548
Current liabilities assumed	(6,280)

Net assets acquired	$40,628

     On September 30, 2001, we performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our acquisition of Moss Software and recorded an impairment charge. Please see the section under the heading “Impairment” in Note 7 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

Impairment

     The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets”. As part of its review of its third quarter financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeds the Company’s market capitalization, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rates, which precipitated the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. Also, current economic indicators suggest that these lower growth rates may continue for an indefinite period. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their current estimated fair market value combined with amortization of goodwill and other intangible assets of $0.2 billion resulting in a total amortization and impairment charge of $1.9 billion in the quarter ended September 30, 2001. Fair market value was determined based on discounted future cash flows for the acquisitions that had separately identifiable cash flows. Prior to the impairment charge, the goodwill and intangible assets related to the acquisition of Octane Software consisted of 84% of the total goodwill and intangible assets balance and the impairment of the goodwill and intangible assets related to the acquisition of Octane Software consisted of 86% of the $1.7 billion impairment charge. It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down our goodwill and other long-lived assets.

     The remaining goodwill and identifiable intangible assets of $115.1 million will be amortized using the straight-line method, resulting in an estimated quarterly charge of approximately $17.0 million for the three months ended December 31, 2001. Beginning on January 1, 2002, amortization charges will be subject to the new accounting pronouncements described in Note 2 of Notes to Condensed Consolidated Financial Statements.

8. Minority Interest in Subsidiary

     In April 2001, the Company established a consolidated subsidiary, Nihon E.piphany K.K., through the issuance of 196 shares for a 70% interest. In addition, 84 shares, or 30% of the common stock was purchased by three employees of the subsidiary, for cash consideration of approximately $35,000, which was deemed to be purchased at fair market value. Nihon E.piphany K.K.’s operations consist of the marketing, distribution, service and support of the Company’s products in Japan. As of September 30, 2001, a minority interest of approximately $35,000 was recorded on the Condensed Consolidated Balance Sheet in order to reflect the original investment in Nihon E.piphany K.K. held by minority investors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This registration statement on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues, expenses and customer demand, the deployment of our products and services, and reliance on third parties. Our actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in this Form 10-Q and the risks discussed in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

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

     We were founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing products and building business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. Despite our revenue growth, we have incurred significant costs to develop our technology and products, to recruit research and development personnel, to build a direct sales force and a professional services organization, and to expand our general and administrative infrastructure. Our total headcount has increased from 279 employees at December 31, 1999 to 736 employees at September 30, 2001.

Recent Events

Acquisitions

     On January 29, 2001, we acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, we issued 238,032 shares of common stock in exchange for the assets. This transaction will add to our strategic intellectual property and complement our current product development plan. The total purchase price was approximately $10.3 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately $2.3 million for the nine months ended September 30, 2001. On September 30, 2001, we performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our acquisition of certain intellectual property assets of Radnet and recorded an impairment charge. Please see Note 7 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

     On April 12, 2001, we acquired Moss Software, Inc. through a merger of a wholly-owned subsidiary of E.piphany with and into Moss Software, Inc. Moss Software is a provider of customer relationship management products that enable customers to resolve sales automation challenges and better manage sales cycles. Under the terms of the Reorganization Agreement, we acquired all of the outstanding shares of capital stock of Moss Software in exchange for 1,370,296 million shares of our common stock. In addition, we assumed all outstanding options to purchase Moss Software common stock. The total purchase price was approximately $40.6 million, and is being amortized on a straight-line basis over a useful life of three years. Accumulated amortization was approximately

$7.6 million at September 30, 2001. On September 30, 2001, we performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our acquisition of Moss Software and recorded an impairment charge. Please see Note 7 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

Stock Option Exchange Program

     On April 2, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six months. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase our common stock in return for our promise to grant new options on the grant date of November 5, 2001. A total of 4,687,353 shares were granted at the fair market value of $6.44 per share on November 5, 2001 to those employees who have continuously been employed with us since they tendered their original options. The exchange program was not made available to our executive officers, directors, consultants, former employees or any of our employees who are residents of the Netherlands, Switzerland, Spain or Brazil or who are employed by our subsidiaries located in those countries.

Restructuring Charge

     In the quarter ended September 30, 2001, we initiated a plan to restructure our worldwide operations including a reduction in workforce and the consolidation of our operating facilities. The restructuring resulted in a charge of $32.4 million of which $2.8 million was paid and a non cash charge of $3.7 million was incurred during the third quarter to provide for these actions and other items. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

Amortization and Write-Down of Goodwill and Other Intangible Assets

     The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets”. As part of its review of its third quarter financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeds the Company’s market capitalization, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rates, which precipitated the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. Also, current economic indicators suggest that these lower growth rates may continue for an indefinite period. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their current estimated fair market value. Fair market value was determined based on discounted future cash flows for the acquisitions that had separately identifiable cash flows. Prior to the impairment charge, the goodwill and intangible assets related to the acquisition of Octane Software consisted of 84% of the total goodwill and intangible assets balance and the impairment of the goodwill and intangible assets related to the acquisition of Octane Software consisted of 86% of the $1.7 billion impairment charge. It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down our goodwill and other long-lived assets. The aggregate amortization and write-down of goodwill and these other intangible assets increased to $1.9 billion for the three months ended September 30, 2001 from $270.0 million for the three months ended September 30, 2000. The aggregate amortization of goodwill and these other intangible assets increased to $2.5 billion for the nine months ended September 30, 2001 from $427.2 million for the nine months ended September 30, 2000. The increase was due to the $1.7 billion impairment of goodwill and intangible assets charge that was included in the results of operations for the three and nine months ended September 30, 2001.

     The remaining goodwill and identifiable intangible assets of $115.1 million will be amortized using the straight-line method, resulting in an estimated quarterly charge of approximately $17.0 million for the three months ended December 31, 2001. Beginning on January 1, 2002, amortization charges will be subject to the new accounting pronouncements described in Note 2 of Notes to Condensed Consolidated Financial Statements.

Source of Revenues and Revenue Recognition Policy

     We generate revenues principally from licensing our software products directly to customers and providing related professional services including implementation, consulting, support and training. Through September 30, 2001, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software solutions within specified limits. The amount of the license fee varies depending on which software solution is purchased, the number of software solutions purchased and the scope of the license rights. Customers can subsequently pay additional license fees to allow additional users to use previously purchased software solutions or to purchase additional software solutions. Each software solution included in the E.piphany E.5 System contains the same core technology, allowing for easy integration of additional software solutions as they are purchased from us. Customers that purchase software solutions receive the software on compact disc or via Internet delivery.

     Customers generally require consulting and implementation services which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner which fulfills their requirements. Customers can purchase these services directly from us through our internal professional services organization on either a fixed fee or a time and expense basis or they can purchase these services directly from third party consulting organizations, such as Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to these third party consulting organizations.

     Fees from licenses are recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which 1) such evidence does exist for the undelivered elements, or 2) all elements are delivered. Fees from license agreements which include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product.

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

     We also provide consulting, implementation and training services to our customers separately from our sales of product licenses. Revenue from such services, when not sold in conjunction with product licenses, is generally recognized as the services are performed.

Cost of Revenues and Operating Expenses

     Our cost of license revenues primarily consist of license fees due to third parties for integrated technology. Our cost of services revenues include salaries and related expenses for our implementation, consulting support and training organizations, costs of services subcontracted from third party consulting organizations to fulfill consulting services obligations to customers and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

Results of Operations

     Revenues

     Total revenues decreased to $28.5 million for the three months ended September 30, 2001, from $39.1 million for the three months ended September 30, 2000. The decrease in revenues was primarily due to fewer sales of our product licenses resulting from an economic slowdown and the significant decline in spending by corporations in information technology. Total revenues increased to $97.7 million for the nine months ended September 30, 2001, from $78.1 million for the nine months ended September 30, 2000. The increase in revenues reflects our sequential year to date growth through the quarter ended June 30, 2001, that was primarily due to expansion of our business outside the United States and the introduction and shipment of new products.

     Product license revenues decreased to $16.2 million, or 57% of total revenue, for the three months ended September 30, 2001 from $21.4 million, or 55% of total revenue, for the three months ended September 30, 2000. The decrease in dollar amount of product license revenues was primarily due to the downturn in the economy and weakness in information technology spending. Product license revenues increased to $54.9 million, or 56% of total revenue, for the nine months ended September 30, 2001 from $43.9 million, or 56% of total revenue, for the nine months ended September 30, 2000. The increase in dollar amount of product license revenues was due to expansion of our business internationally and the introduction and shipment of new products.

     Services revenues decreased to $12.3 million, or 43% of total revenues, for the three months ended September 30, 2001 from $17.8 million, or 45% of revenues, for the three months ended September 30, 2000. The decrease in dollar amount of services revenues was primarily attributable to a decrease in services provided by our internal professional services organization as we continue to encourage our customers to contract directly with third party consulting organizations and a decrease in license sales due to the economic slowdown. Services revenues increased to $42.8 million, or 44% of total revenues, for the nine months ended September 30, 2001 from $34.1 million, or 44% of revenues, for the nine months ended September 30, 2000. The increase in dollar amount of services revenues was primarily attributable to increased implementation and consulting services performed in connection with increased license sales and to maintenance contracts sold to our new customers.

     The relative amount of services revenues as compared to license revenues has varied depending on the extent to which third party consulting organizations are engaged to provide services directly to our customers, the nature of our solution which has been licensed, the complexity of the customers’ information technology environment, the resources allocated by customers to their implementation projects and the scope of licensed rights. Services revenues have substantially lower margins relative to product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross margins will decline.

     Cost of Revenues

     Total cost of revenues decreased to $9.8 million for the three months ended September 30, 2001 from $17.6 million for the three months ended September 30, 2000. Total cost of revenues increased to $46.4 million for the nine months ended September 30, 2001 from $33.5 million for the nine months ended September 30, 2000. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support.

     Cost of services revenues decreased to $9.3 million, or 76% of services revenues, for the three months ended September 30, 2001 from $17.3 million, or 97% of services revenues, for the three months ended September 30, 2000. The decrease in cost of services revenues in absolute dollars is due to a decrease in internal services professionals. The decrease in cost of services as a percentage of revenues is primarily due to a higher proportion of maintenance revenues, which has more favorable margins.

     Cost of services revenues increased to $44.8 million, or 105% of services revenues, for the nine months ended September 30, 2001 from $32.7 million, or 96% of services revenues, for the nine months ended September 30, 2000. The increase in cost of services revenues in absolute dollars reflects our sequential year to date growth through the quarter ended June 30, 2001, resulting primarily from the growth of our internal professional services organization to support increased customer demand for consulting services. The increase in cost of services revenues as a percentage of services revenues for the nine months ended September 30, 2001 resulted from excess capacity in our internal professional services organization resulting from our decision to encourage customers to contract directly with third party consulting organizations. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software on customers’ computer systems. Cost of services revenues may exceed services revenues in future periods as we continue to transition our services capacity to have a greater reliance on system integrators or if services revenues decrease in future periods.

     Operating Expenses

     Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $10.1 million for the three months ended September 30, 2001 from $8.5 million for three months ended September 30, 2000. Research and development expenses increased to $32.4 million for the nine months ended September 30, 2001 from $17.7 million for nine months ended September 30, 2000. Research and development expenses as a percentage of total revenues increased to 33% for the nine months ended September 30, 2001 from 23% for the nine months ended September 30, 2000. The increase was primarily due to an increase in the number of employees engaged in research and development from our internal growth and acquisitions, and fees paid to outside contractors for the internationalization of our products. We believe that investments in product development are essential to our future success. We anticipate that our recent restructuring of our operations will reduce research and development expenses over the short term, although these expenses may increase over the long term.

     Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $21.9 million for the three months ended September 30, 2001 from $19.9 million for the three months ended September 30, 2000. Sales and marketing expenses increased to $70.1 million for the nine months ended September 30, 2001 from $47.0 million for the nine months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenues increased to 72% for the nine months ended September 30, 2001 from 60% for the nine months ended September 30, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees resulting from internal growth and acquisitions, and the establishment of sales offices in additional domestic and international locations including Europe and Asia. We anticipate that the recent restructuring of our operations will reduce sales and marketing expenses over the short term, although these expenses may increase over the long term.

     General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $4.7 million for the three months ended September 30, 2001 from $6.2 million for the three months ended September 30, 2000. The decrease in absolute dollars was primarily due to a decrease in salary expense and professional fees. General and administrative expenses increased to $20.2 million for the nine months ended September 30, 2001 from $12.5 million for the nine months ended September 30, 2000. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of general and administrative employees from our internal growth and acquisitions necessary to support our expanding operations. General and administrative expenses as a percentage of total revenues increased to 21% for the nine months ended September 30, 2001 from 16% for the nine months ended September 30, 2000. We expect that our recent restructuring of our operations will reduce general and administrative expenses over the short term, although these expenses may increase over the long term.

     In-Process Research and Development Charge

     In connection with the acquisitions of RightPoint Software, Inc. and Octane Software Inc., we recorded a charge of $47.0 million in the nine months ended September 30, 2000. There was no in-process research and development charge incurred during the nine months ended September 30, 2001.

     The RightPoint Acquisition

     In connection with the RightPoint acquisition, we expensed $22.0 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use.

     We allocated values to in-process research and development based on an assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of RightPoint’s next-generation technologies.

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

     Operating expenses were estimated based on historical results and management’s estimates regarding anticipated profit margin improvements. Due to purchasing power increases and general economies of scale, estimated operating expenses as a percentage of revenues were expected to decrease after the acquisition.

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

     The estimates used by us in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

     The Octane Acquisition

     In connection with the acquisition of Octane Software, Inc., we expensed $25.0 million of acquired in-process research and development which, in the opinion of management, had not reached technological feasibility and had no alternative future use. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

     The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth and profitability of the developmental projects, a discount rate of 25 percent was considered appropriate for the in-process R&D. These discount rates were commensurate with Octane’s stage of development and the uncertainties in the economic estimates described above.

     If these projects are not successfully developed, our sales and profitability may be adversely affected in future periods. As part of our review of our results for the three months ended September 30, 2001, we performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of our acquisitions. As a result, we recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of our acquisitions to reflect their current estimated fair market value. It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term resulting in the need to further write-down our goodwill and other long-lived assets.

     Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. In connection with the grant of certain stock options to employees during the years ended December 31, 1998, 1999, 2000 and the first nine months of 2001, we recorded deferred compensation of approximately $3.0 million, $2.8 million, $0, and $1.3 million, respectively. As of September 30, 2001, deferred compensation remaining to be amortized totaled $1.3 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $410,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. We expect amortization of approximately $408,000 in the fourth quarter of 2001 and $632,000, $123,000, $100,000 and $50,000 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

     Other Income (Expense), Net

     Interest income, net of interest expense, decreased to $3.0 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000. Interest income, net of interest expense, decreased to $12.6 million for the nine months ended September 30, 2001 from $16.9 million for the nine months ended September 30, 2000. The decrease was due to lower average cash and investment balances and a decrease in the average rate of return on our investments.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $57.0 million and $14.1 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in operating activities for each period resulted principally from net losses in those periods, net of non-cash charges for amortization and write-down of goodwill and purchased intangibles, in-process research and development, and stock-based compensation. Cash used in operating activities for the nine months ended September 30, 2001 also resulted from decreases in accrued liabilities and deferred revenue. These uses of cash were partially offset by a decrease in accounts receivable.

     Net cash used in investing activities totaled $52.9 million for the nine months ended September 30, 2001 compared to $82.5 million provided by investing activities for the nine months ended September 30, 2000. The increase in cash used resulted primarily from the purchase of short term investments.

     Net cash provided by financing activities totaled $4.7 million and $352.1 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash provided was due primarily to the receipt of proceeds from our secondary offering completed during the first quarter of 2000.

     As of September 30, 2001, our principal sources of liquidity included $214.8 million of cash and cash equivalents and $123.0 million in short-term investments. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure an additional bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

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

     We incurred net losses of $2.6 billion for the nine months ended September 30, 2001, $768.5 million for the year ended December 31, 2000, $22.4 million for the year ended December 31, 1999 and $10.3 million for the year ended December 31, 1998. We had an accumulated deficit of $3.4 billion as of September 30, 2001, and $804.3 million as of December 31, 2000. We expect to continue to incur losses before amortization charges for the foreseeable future. In addition, in connection with the acquisitions of Octane Software, RightPoint Software, eClass Direct, iLeverage and Moss Software, we are incurring significant accounting charges for the amortization of intangible assets over the three years following these mergers, even after our significant write-down of goodwill and other intangible assets in the three months ended September 30, 2001. These losses will be substantial, and we may not ever become profitable. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on CRM software. When economic conditions weaken, sales cycles for software products tend to lengthen and companies’ information technology budgets tend to be reduced. If that happens, our revenues could suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

     The September 11, 2001 terrorist attacks in the United States and subsequent U.S. military operations in Afghanistan, as well as future developments occurring in connection with these events including, without limitation, actual or threatened future terrorist attacks against the United States or other countries, an escalation in the current armed conflict in Afghanistan or elsewhere, or full-scale war, may adversely affect our business. Although it is difficult to predict the effect of these potential world events, they could cause: a further softening of U.S. and foreign economies that could cause sales of our products and services to decline; many of our customers and potential customers, to cancel, reduce, or postpone or delay their purchases of our products and services; and the sales cycle for our products and services to lengthen. These outcomes, and other unforeseen outcomes of these world events, would adversely affect our revenues, results of operations and financial condition.

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

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

•	varying size, timing and contractual terms of orders for our products,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	announcements or introductions of new products by our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	our ability to release new U.S. and international products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained, and

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff.

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

     We focus on providing software solutions rather than services. As a result, we encourage our customers to purchase consulting, implementation, maintenance and training services directly from consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of service directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

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

     Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 44% of our revenues for the nine months ended September 30, 2001, 42% of our revenues for the year ended December 31, 2000, 47% of our revenues for the year ended December 31, 1999 and 34% of our revenues for the year ended December 31, 1998. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998 was 105%, 101%, 102% and 120%, respectively, of our service revenues. An increase in the percentage of total revenues represented by services revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter to quarter due to our relatively early stage of development. The relative amount of service revenues as compared to license revenues has varied based on the volume of software solution orders compared to the volume of additional user orders. In addition, the amount and profitability of services can depend in large part on:

•	the nature of the software solution licensed,

•	the complexity of the customer’s information technology environment,

•	the resources allocated by customers to their implementation projects,

•	the scope of licensed rights, and

•	the extent to which outside consulting organizations provide services directly to customers.

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

If the market in which we sell our products and services does not grow as we anticipate, our revenues will be lower than our expectations or even reduced.

     If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and providing timely, consistent, multichannel customer interaction does not grow as quickly or become as large as we anticipate, our revenues will be lower than our expectations or even reduced. Our market is still emerging, and our success depends on its growth. Our potential customers may:

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

     It takes us between three and nine months to complete the majority of our sales and it can take us up to one year or longer. It is therefore difficult to predict the quarter in which a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

•	the complex nature of our products,

•	our need to educate potential customers about the uses and benefits of our products,

•	the purchase of our products requires a significant investment of resources by a customer,

•	our customers have budget cycles which affect the timing of purchases,

•	uncertainty regarding future economic conditions,

•	many of our potential customers requiring competitive evaluation and internal approval before purchasing our products,

•	potential customers delay purchases due to announcements or planned introductions of new products by us or our competitors, and

•	many of our potential customers are large organizations, which may require a long time to make decisions.

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

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; resellers, including Acxiom, EDS, Hewlett-Packard and Harte-Hanks; and application service providers that provide access to our software to their customers over the Internet, including Interrelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

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

     We have grown significantly since our inception and will need to grow quickly in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. We have increased our number of employees from 21 at December 31, 1997 to 736 as of September 30, 2001. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

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

     Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, impairment charges, amortization expenses related to goodwill and other intangible assets and the incidence of contingent liabilities.

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

     We have been contacted by a company which has asked us to evaluate the need for a license of several patents that the company holds directed to data extraction technology. This company has filed litigation alleging infringement of its patents against several of our competitors. We cannot assure you that the holder of the patents will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter which are confidential until the patent or patents, if any, are issued.

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

We do not have substantial experience in international markets.

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

     We have expanded our international operations, which has required a significant amount of attention from our management and substantial financial resources. As of September 30, 2001, we had 144 employees located in Asia, Australia, Canada, Europe, and Latin America.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. We have not entered into any foreign currency hedging transactions to manage this risk. Currently, we have operations in Asia, Australia, Canada, Europe, and Latin America and conduct transactions in the local currency of each location. To date, the impact of fluctuations in the relative value of other currencies has not been material and we do not expect them to be material in the future.

Interest Rate Risk

     As of September 30, 2001, we had short-term investments of $123.0 million which consisted of fixed income securities. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $615,000. As of September 30, 2001, we did not have any short-term or long-term debt outstanding.

     The following summarizes the Company’s short-term investments and the weighted average yields, as of September 30, 2001 (in thousands, except interest rates):

	Expected maturity date

	2001	2002	Total

Commercial paper	$32,476	$6,414	$38,890
Weighted average yield	3.82%	2.97%	3.67%
Corporate bonds	$18,531	$21,879	$40,410
Weighted average yield	3.91%	3.34%	3.60%
Government notes/bonds	$38,695	$5,015	$43,710
Weighted average yield	4.58%	3.66%	4.47%

Total investment securities	$89,702	$33,308	$123,010

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against us other than as disclosed in the paragraph below. From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations, or financial condition.

     On July 9, 2001, a putative securities class action, captioned Kucera v. E.piphany, Inc., et al., Civil Action No. 01-CV-6158, was filed against the Company, several of its officers and three underwriters in the Company’s initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between September 21, 1999 and December 6, 2000. One additional lawsuit has been filed subsequently which contains allegations substantially identical to those in the Kucera complaint, and other related lawsuits may be brought.

     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 150 other companies. The lawsuits against the Company have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin. As of November 8, 2001, no schedule has been established regarding the lawsuits against the Company. The Company anticipates that all lawsuits against it specifically will eventually be formally coordinated or consolidated with one another. The Company believes it has meritorious defenses to these securities lawsuits and will defend itself vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c)  None.

     (d)  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             See exhibit index attached hereto.

     (b)  Reports on Form 8-K

             None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC

DATE: November 14, 2001	SIGNATURE:	/s/ Roger S. Siboni

Roger S. Siboni President, Chief Executive Officer and Chairman of the Board

DATE: November 14, 2001	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.
3.2*	Restated Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.