Form 10-K
period 2001-12-31
E PIPHANY INC
filed 2002-03-06
CIK 1089613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 000-26881

E.piphany, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0443392 (I.R.S. Employer Identification number)

1900 South Norfolk Street, Ste. 310 San Mateo, California (Address of principal executive offices)	94403 (Zip code)

Registrant’s telephone number, including area code: (650) 356-3800

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The approximate aggregate market value of the registrant’s Common Stock held by nonaffiliates on January 31, 2002 was $517,000,000. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of common shares outstanding as of January 31, 2002 was 71,184,245.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K reference

(1) Proxy Statement for Stockholder Meeting scheduled for May 30, 2002	Part III

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statements, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.2
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 23.1

PART I

      The information in this Annual Report on Form 10-K that is not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1 below and the risks discussed in our other Securities and Exchange Commission filings.

Item 1.     Business

Overview

      We develop, market and sell the E.piphany System, an integrated suite of customer relationship management (CRM) software solutions. These CRM solutions provide capabilities for the collection and analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany System to gain insight into their customers’ characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM solutions to more effectively interact with their customers across a variety of communication and distribution channels.

      We were founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing products and building business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998.

The E.piphany Solution

      In order to increase the longevity and profitability of customer relationships, as well as attract new customers, many companies are seeking to improve the processes through which they market, sell and deliver service to their customers. To improve these processes, companies wish to better understand their customers’ characteristics and preferences by gaining a single view of each customer across the company’s various departments, distribution channels and points of customer interaction. Based on the insight gained from this single customer view, companies can then take action to address individual customer preferences and characteristics through more personalized customer interactions. Furthermore, when companies understand individual customer preferences, they are better able to market complementary products and make personalized offers to meet each customer’s individual needs.

      Achieving a single customer view and improving customer relationships is difficult because most companies do not have an integrated software infrastructure for automating sales and service interactions or collecting and analyzing customer data to better understand and market to customers. Moreover, the channels of communication, or touch points, between companies and their employees, partners and customers have grown to include not only traditional channels such as direct mail, the telephone, retail stores and direct sales forces, but also newer channels such as e-mail, web commerce sites and web self-service sites. As a result, valuable customer data is stored in numerous, disparate front-office software applications as well as back-office applications such as accounting and manufacturing systems. To gain a single view of each customer and improve customer relationships, companies need to implement an integrated CRM infrastructure for automating sales and service interactions, collecting customer data and analyzing that data to better understand and market to their customers.

      We believe that our software is differentiated from that of our competitors by its combination of the following characteristics:

      Integration of analytic and operational CRM solutions. The E.piphany System integrates analytic CRM technologies, which are used to gain insight into customer data, with operational CRM technologies, which improve the effectiveness of sales and service interactions. The integration of these traditionally disparate technologies allows companies to develop and enhance their customer relationships. For example, a sales representative using our operational CRM solutions will receive up-to-date analysis of customer information and personalized recommendations in order to better prepare for and engage in sales interactions.

      Real-time decisioning for intelligent applications. The E.piphany System includes capabilities for real-time decisioning which allow for immediate analysis of data collected during customer interactions so that optimal decisions can be made during each interaction. For example, our decisioning capabilities can monitor interactions during a customer support telephone call, then prompt the customer service agent with relevant information to optimize the customer interaction. We make extensive use of these capabilities across all of our solutions, so that customer intelligence can be driven across all customer interactions.

      Designed to span all channels of customer interaction. The E.piphany System is designed to improve customer relationships across all channels of customer interaction. For example, companies can use our operational CRM solutions to manage customer communications over the web, e-mail, telephone, fax, chat and wireless devices. Also, our analytic CRM solutions can extract data from, or integrate marketing campaigns into, legacy and third-party software solutions to improve interactions dependent upon those systems.

      Web-based architecture for wide-scale deployment and lower cost of ownership. Our software is built upon a modern, web-based architecture that allows users to access the system across a corporate network or the Internet using a web browser, such as Microsoft Internet Explorer. The customer installs the software in a central location, either on the customer’s own computer servers or on those of a third-party hosted services provider. This web-based design does not require our software to be installed on each user’s computer, which enables wide-scale deployment and reduces the costs of deploying and maintaining software.

      Integrated software suite for faster implementation. Our software solutions are integrated to combine all of the technologies required to collect and analyze customer data, manage marketing campaigns and conduct service and support interactions. As a result, companies do not need to combine multiple vendors’ software tools into a single software solution and then customize this software solution to meet their needs.

E.piphany Products

      The E.piphany System includes multiple CRM software solutions designed to solve specific business problems in areas such as customer analytics, marketing, service and sales. Our software solutions can be deployed simultaneously or in incremental steps as our customers seek to address new business problems. Our customers can deploy our software solutions to enhance, supplement or replace previously installed software products.

      The E.piphany System is made up of several software modules within each of the following product families:

•	E.piphany Insight,

•	E.piphany Marketing,

•	E.piphany Sales, and

•	E.piphany Service.

E.piphany Insight

      E.piphany Insight software solutions allow any business user with a web browser to easily analyze customer, supplier and operational data from across the enterprise and the Internet. To support this capability, we have designed the E.piphany System to extract and manage data from a wide variety of electronic data sources regardless of their format. The analytical capabilities of our software solutions range from aggregating data from disparate software systems to the application of complex statistical formulas to that data, known as data mining. Once our software has analyzed the data, it presents the resulting information in easy-to-use formats, such as graphs and tables.

E.piphany Marketing

      E.piphany Marketing software solutions allow employees in a company’s marketing department to collaborate on planning and designing marketing campaigns that target each customer based on his or her specific characteristics and preferences. Once a campaign is designed, our software solutions can execute the campaign through direct mail, personalized e-mail, customized web pages and other points of customer interaction. When campaigns are executed, our software solutions analyze response data to refine and tune campaigns. We make use of our real-time decisioning capabilities within E.piphany Marketing, among other things, to make optimal marketing recommendations based on customer data collected during an ongoing customer interaction, as well as data collected historically.

E.piphany Sales

      E.piphany Sales software solutions allow a company’s sales people and sales managers to be more effective in managing their relationships with customers by enabling them to plan for and execute various types of interactions with prospects and customers. E.piphany Sales enables sales teams to more effectively and efficiently manage the entire sales life cycle, including identifying the most promising leads, preparing for sales interactions and following up in the most appropriate manner. Companies use this sales solution to achieve higher sales success rates, deeper account penetration, and increased revenue. The product provides sales professionals access to real-time information through web browsers, disconnected laptops, wireless phones, personal digital assistants, and other devices. We make use of our real-time decisioning capabilities within E.piphany Sales to intelligently guide sales personnel through the sales process with optimal recommendations.

E.piphany Service

      E.piphany Service software solutions help customer care representatives and call center agents respond to customer requests, issues, inquiries and opportunities, as well as enable customers to help themselves over the web. E.piphany Service software solutions are based on a web-based architecture that provides an integrated view of a company’s communication channels, including the internet, e-mail, telephone, fax, and chat. By incorporating the technology of our E.piphany Insight and E.piphany Marketing software solutions, our intelligent service software solutions enable customer contact representatives to have a single view of all of their customers’ data that has been collected from multiple sources, and make relevant offers and service recommendations based on that information. We make use of our real-time decisioning capabilities within E.piphany Service, for example, to optimize the routing of inbound customer calls and prompt customer service agents with information to optimize the interaction with the customer.

E.piphany Strategy

      We intend to be the leading provider of CRM software for customer analytics, marketing, sales and service. Key elements of our strategy include:

      Extend the breadth and depth of our product offerings. We intend to continue to invest in research and development to build new software and extend the range of business problems that we solve for our customers. In particular, we intend to expand our current software offerings for analytics, marketing, sales and service by adding new features and functions to our solutions, as well as improving the core capabilities of our product architecture. A key element of improving our product architecture is developing our products on the Java platform — a set of software development technologies that will make our software easier to develop, configure and integrate with internally developed and third party systems. We believe that maintaining and enhancing our products is important to our ability to expand our market share, retain existing customers and acquire new customers.

      Increase market penetration by expanding our sales and distribution capabilities. We intend to continue to enhance the effectiveness of our direct sales force. In addition, we have developed contractual relationships with systems integrators, resellers and hosted services partners that we believe will allow us to extend our sales presence. We intend to use these relationships to support our sales efforts and help us enhance, and develop new, E.piphany software solutions.

      Increase our international penetration by enhancing our global presence. We intend to continue investing in enhancing our global presence. To achieve an improved global presence, we intend to enhance the effectiveness and size of our direct sales and services organizations in Asia, Australia, Europe and Latin America. We also intend to enhance our international presence through relationships with distributors, consulting organizations and systems integrators that have strong existing international presences.

      Develop industry-specific software products. In the future, we plan to offer versions of our software designed specifically for industries such as financial services, high technology, retail, insurance, healthcare, communications, travel and leisure and manufacturing. We intend to use the industry expertise of our professional services organization and the consultants, system integrators and other companies with which we have relationships to help us extend our software capabilities to solve business problems specific to these industries.

Consulting, Maintenance and Training Services

      Although our primary strategy is to leverage our strategic systems integration partners for implementations, our internal professional services organization plays an integral role in implementing our software for our customers. We believe that our consulting services enhance the use and administration of our software solutions, facilitate the implementation of our software solutions and result in sharing best business practices with client and systems integrator project teams. In addition to implementing our software, our professional services organization works closely with our internal research and development organization to enhance existing, and design new E.piphany software solutions. Experience gained by our professional services organization through repeated implementation of our products is routinely shared with our research and development staff.

      We provide our customers with extensive maintenance services including telephone support, web-based support and updates to our products and documentation. We believe that providing a high level of technical support is critical to customer satisfaction. We also offer extensive training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our solutions by the users within a company. Fees for our training services are typically charged separately from our software license, maintenance and consulting fees.

E.piphany System Technology

      The E.piphany System includes numerous analytic and operational CRM technologies and supports numerous industry standards. The major elements of the E.piphany System’s core technologies and standards support include:

      Web-based architecture. E.piphany’s browser-based, web architecture allows information and application functionality to be broadly shared within and outside a company. However, the application logic is managed centrally so that there is no need to install special desktop software and so that administrators can make changes in a single location.

      J2EE compliance. We are in the process of developing our current and future product capabilities on the Java Two, Enterprise Edition development platform. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with legacy and third-party systems.

      Modular architecture. The E.piphany System is comprised of numerous software modules that can be implemented independently or in a broad suite. For example, a company may choose to start with one or more E.piphany Sales applications and later add E.piphany Service or E.piphany Marketing applications. Another customer may start with E.piphany Insight and then expand with E.piphany Marketing, Sales, and Service applications. A common application infrastructure is used in every case, and the same benefits of scalability, flexibility, and ease of deployment apply.

      Metadata-driven architecture. Our integrated metadata defines the information that flows through the system, from source data systems to application logic, to an application’s web page interface. Through this metadata, additions or changes to an application are propagated automatically throughout the system to minimize the administrative burden.

      Offline and real-time analytics. We provide a broad range of analytics — including analytical processing, data mining, collaborative filtering, and real-time likelihood estimation — and integrate them tightly into marketing, service, and sales applications.

      Optimized, scalable management of data for both analysis and transactions. The E.piphany System automatically optimizes its management of data depending on the application. The various application components are designed to efficiently handle hundreds of millions of customer records, billions of facts, thousands of simultaneous users, and tens of millions of customer contacts each month.

      Advanced extraction, transformation, and load (ETL) technology. Our ETL capabilities enable system administrators to easily integrate data from disparate source systems using a visual interface to define links to source data systems and to schedule extraction jobs at any interval. To accelerate this process, we offer packaged and template extractors for many third party software systems commonly found in large companies.

      Open architecture. Our open architecture allows the E.piphany System to fit into existing software environments. The E.piphany System is built on industry standards such as IBM, Microsoft and Oracle databases, and uses existing applications and data warehouses where applicable.

Relationships and Alliances

      An important element of our strategy is to establish relationships and alliances to assist us in marketing, selling and implementing our software solutions. These relationships and alliances fall into the following four categories:

      Consulting and implementation relationships. We have system integrator relationships with Accenture, Deloitte & Touche, KPMG Consulting, and PricewaterhouseCoopers, among others, to implement our products and to assist us with sales lead generation. We have certified and trained consultants in these organizations for the implementation and operation of our products.

      Platform relationships. To help ensure that our products are based on industry standards and take advantage of current and emerging technologies, we have formed relationships with vendors of software and hardware technology platforms. We currently maintain platform relationships with vendors such as BEA Systems, Cisco, Hewlett-Packard, IBM, Microsoft, Oracle and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new technology platforms, education related to those platforms and limited access to their technical resources to facilitate adoption of their technology. As a result, we are able to more easily integrate our products with these vendors’ platforms, and we can also anticipate required changes to our products based on new versions of these vendors’ platforms. We believe that these relationships allow us to focus on our core competencies, simplify the task of designing and developing our software and reduce the time necessary to make our software compatible with their software or hardware.

      Technology relationships. We have formed relationships with vendors of complementary software products. We currently have such agreements with vendors such as BroadVision, ChannelWave, Comergent, Crystal Decisions and Selectica. These relationships consist of non-exclusive contractual agreements to co-market each other’s products and share technical resources in order to better integrate each other’s products.

      Indirect channel relationships. We have entered into reseller agreements with vendors under which we sell software solutions to them for resale to their customers, as well as outsourcing and application service provider (ASP) agreements under which they install and use our software products to provide hosted CRM services to their customers over the Internet. We believe that these relationships will extend our sales presence in new and existing markets. We currently have reseller relationships with Accenture, EDS, Harte-Hanks and Hewlett-Packard, among others. We currently have outsourcing and ASP relationships with EDS, Harte-Hanks and Interelate, among others. Under these agreements, we sell our software solutions to these companies at a discount from our list prices, provide marketing and training support and provide advance notice of price increases. Many of these companies have committed resources to training their employees, developing co-marketing programs and incorporating our products into their CRM marketing strategies. We provide sales materials, training and support services to these resellers on the implementation of our software solutions.

Customers

      As of December 31, 2001 we have sold our software products and services to more than 400 customers. Our customers represent entities of all sizes, but our sales focus is on large global institutions from industries such as manufacturing, retailing, financial services, communications, and travel and leisure. For the years ended December 31, 2001 and 2000, no customer accounted for more than 10% of our revenues.

Research and Development

      Our research and development organization is responsible for new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with third-party hardware and software platforms. In addition, this organization is responsible for providing customer technical support and some pre-sales support. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers, technical writers and support staff.

      E.piphany’s total expenses for research and development were $41.0 million, $26.8 million and $7.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. For fiscal year 2000, we recorded charges of $47.0 million for acquired in-process research and development costs in connection with our acquisitions of Octane and RightPoint.

Sales, Marketing and Distribution

      To date, we have marketed our products primarily through our direct sales force. However, we have expanded our sales channels through additional relationships with systems integrators and indirect channel vendors. In selling our products, we typically approach both business users and information technology professionals with an integrated team from our sales and professional services organizations. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. We also seek to establish relationships and alliances with major industry vendors that will add value to our products and expand our distribution opportunities.

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

Intellectual Property and Other Proprietary Rights

      Our future success depends in part on legal protection of our technology. To protect our technology, we rely primarily on a combination of the following:

•	patent laws,

•	copyright laws,

•	trademark laws,

•	trade secret laws,

•	employee and third-party nondisclosure agreements, and

•	confidentiality procedures.

      We hold six United States patents and have applied for several other patents on our technology in the United States and internationally. We have also applied for trademarks in the United States and internationally. Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology.

Competition

      The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our integrated software competes against various vendors’ software tools designed to accomplish specific elements of a complete process, including analyzing data, managing marketing campaigns or automating sales and service interactions. We compete principally with vendors of traditional customer relationship management, enterprise resources planning, and data analysis and marketing software. Our competitors include, among others, companies such as Business Objects, Chordiant, Informatica, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP AG, Siebel Systems and Xchange.

      We compete on the basis of the following principal factors:

•	analytic capabilities,

•	cost of ownership,

•	customer support,

•	ease of use,

•	open architecture,

•	product features,

•	product performance,

•	product pricing,

•	product reliability,

•	time to market, and

•	user scalability.

      We believe that we presently compete favorably with our competitors with respect to each of these factors. However, the markets for our products are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

Employees

      As of December 31, 2001, we had 696 full-time employees. Of these employees, 183 were engaged in research and development, 240 were engaged in sales and marketing, 174 were engaged in professional services and 99 were engaged in general administrative activities. Of these employees, 558 were located in the United States and 138 were located outside the United States.

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

      We incurred net losses of $2.6 billion for the year ended December 31, 2001, $768.5 million for the year ended December 31, 2000 and $22.4 million for the year ended December 31, 1999. We had an accumulated deficit of $3.4 billion as of December 31, 2001, and $804.3 million as of December 31, 2000. We expect to continue to incur losses for the foreseeable future. These losses will be substantial, and we may not ever become profitable. Therefore, our operating results will be harmed if our revenue does not keep pace with our expected increase in expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

      The September 11, 2001 terrorist attacks in the United States and subsequent U.S. military operations in Afghanistan, as well as future developments occurring in connection with these events including, without limitation, actual or threatened future terrorist attacks against the United States or other countries, or an escalation of U.S. military operations in Afghanistan or elsewhere, may adversely affect our business. Although it is difficult to predict the effect of these potential world events, they could cause: a further softening of U.S. and foreign economies that could cause sales of our products and services to decline; many of our customers and potential customers to cancel, reduce or delay their purchases of our products and services; and the sales cycle for our products and services to lengthen. These outcomes, and other unforeseen outcomes of these world events, would adversely affect our revenues, operating results and financial condition.

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

      We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	announcements or introductions of new products by our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	our ability to release new, competitive U.S. and international products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, support and training services when our own capacity is constrained, and

•	our ability to hire, train and retain sufficient engineering, consulting, training and sales staff.

Our service revenues have a substantially lower margin than our product revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

      Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 43% of our revenues for the year ended December 31, 2001, 42% of our revenues for the year ended December 31, 2000 and 47% of our revenues for the year ended December 31, 1999. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the years ended December 31, 2001, 2000 and 1999 was 97%, 101% and 102%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross margins.

      Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter-to-quarter due to our relatively early stage of development. The amount and profitability of services can depend in large part on:

•	the extent to which outside consulting organizations provide services directly to customers,

•	the nature of the software solution licensed,

•	the complexity of the customer’s information technology environment,

•	the resources allocated by customers to their implementation projects,

•	the scope of licensed rights, and

•	the extent to which licenses expand rights to use previously installed E.piphany software products.

Our limited operating history and the limited operating history of the companies we acquired makes financial forecasting and evaluation of our business difficult.

      Our limited operating history and the limited operating history of the companies that we acquired makes it difficult to forecast our future operating results. We were founded in November 1996 and began developing products in 1997. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998. Since neither we nor the companies we acquired have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if we and the other companies we acquired had longer business histories.

If customers do not contract directly with third party consulting organizations to implement our products, our revenues, profitability and margins may be harmed.

      We focus on providing software solutions rather than services. As a result, we encourage our customers to purchase consulting and implementation services directly from third party consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development and licensing. If consulting organizations are unwilling or unable to provide a sufficient level and quality of service directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

      Further, to the extent that consulting organizations do not provide consulting and implementation services directly to our customers, we need to provide these services to our customers. We provide these services to our customers either directly through our internal professional services organization or indirectly through subcontractors we hire to perform these services on our behalf. Because our margins on service revenues are less than our margins on license revenues, our overall margins decline when we provide these services to customers. This is particularly true if we hire subcontractors to perform these services because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

If our internal professional services organization does not provide implementation services effectively and according to schedule, our revenues and profitability would be harmed.

      Customers that license our products typically require consulting and implementation services and can obtain them from our internal professional services organizations, or from outside consulting organizations. When we are primarily responsible for the implementation services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement our products, or if we are unable to expand our internal professional services organization as needed to meet our customers’ needs, our ability to sell software, and accordingly our revenues, will be harmed. If we are unable to expand our internal professional services organization to keep pace with sales, we will be required to increase our use of subcontractors to help meet our implementation and service obligations, which will result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient level and quality of services. If we fail to retain sufficient subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

Competition from other software vendors could adversely affect our ability to sell our products and could result in pressure to price our products in a manner that reduces our margins.

      Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management, enterprise resources planning software and data analysis and marketing software. Our competitors include, among others, companies such as Business Objects, Chordiant, Informatica, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP AG, Siebel Systems and Xchange.

      Many of these companies have significantly greater financial, technical, marketing, sales, service and other resources than we do. Many of these companies also have a larger installed base of users, have been in business longer and/or have greater name recognition than we do. In addition, some large companies may attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors’ products may be more effective than our products at performing particular functions or be more customized for customers’ particular needs. Even if these functions are more limited than those provided by our products, our competitors’ software products could discourage potential customers from purchasing our products. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements. In addition, our products must integrate with software solutions provided by a number of our existing or potential competitors. These competitors could alter their products so that our products no longer integrate with them.

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

If the market for our products does not grow, our revenues will be harmed.

      If the market in which we sell our products and services does not grow as we anticipate, our revenues will be lower than our expectations. If the market for software that enables companies to establish, manage, maintain and continually improve customer relationships by collecting and analyzing data to design and manage marketing campaigns and customize products and services and providing timely, consistent, multichannel customer interaction does not grow as quickly or become as large as we anticipate, our revenues will be lower than our expectations. Our market is still emerging, and our success depends on its growth. Our potential customers may:

•	not understand or see the benefits of using these products,

•	not achieve favorable results using these products,

•	experience technical difficulty in implementing or using these products, or

•	use alternative methods to solve the same or similar business problems.

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

      Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our E.piphany System and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software solutions and professional services. To achieve increased market acceptance of our products, we must, among other things, continue to:

•	improve and introduce new customer relationship management software solutions,

•	improve the effectiveness of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance our software’s ease of administration,

•	design software for vertical markets,

•	make available international versions of our software,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly changing computer operating system and database standards and Internet technology.

      We may not be successful in developing and marketing these or other new or improved products. If we are not successful, we may lose sales to competitors.

If our products do not stay compatible with currently popular software programs, we may lose sales and revenues.

      The E.piphany System must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers.

      In order to operate the E.piphany System, the system must be installed on a computer server running either the Microsoft Windows computer operating system or the Unix computer operating system, and a computer server running database software from IBM, Microsoft or Oracle. We are also currently developing products to be compliant with J2EE standards. This capability will allow our customers greater flexibility in the deployment of our software products. If we fail to successfully develop and maintain products compatible with these operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access the E.piphany System through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, the E.piphany System collects and analyzes data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems, and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

Our products have long sales cycles that make it difficult to plan expenses and forecast results.

      It takes us between three and nine months to complete the majority of our sales and it can take us up to one year or longer. It is therefore difficult to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

•	the complex nature of our products,

•	our need to educate potential customers about the uses and benefits of our products,

•	the purchase of our products requires a significant investment of resources by a customer,

•	our customers have budget cycles which affect the timing of purchases,

•	uncertainty regarding future economic conditions,

•	many of our potential customers require competitive evaluation and internal approval before purchasing our products,

•	potential customers delay purchases due to announcements or planned introductions of new products by us or our competitors, and

•	many of our potential customers are large organizations, which may require a long time to make decisions.

      The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. Our sales cycle lengthens when general economic conditions worsen and spending on information technology declines. If our sales cycle unexpectedly lengthens in general or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

If we fail to establish, maintain or expand our relationships with third parties, our ability to grow revenues could be harmed.

      In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; resellers, including Accenture, EDS, Hewlett-Packard and Harte-Hanks; and outsourcing or application services providers that use our software products to provide hosted services to their customers over the Internet, including EDS, Harte-Hanks and Interelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

If we fail to expand our direct and indirect sales channels, we will not be able to increase revenues.

      In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase the size, and enhance the productivity, of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our ability to increase revenues. We currently receive substantially all of our revenues from direct sales, but we intend to increase sales through indirect sales channels in the future.

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

If we fail to manage our recent growth, our ability to generate new revenues and achieve profitability would be harmed.

      We have grown since our inception and will need to continue to grow in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

•	hire, train and integrate new personnel,

•	integrate people and technologies from acquired companies,

•	continue to augment our financial and accounting systems,

•	manage our sales operations, which are located in several geographies, and

•	expand our facilities.

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

      Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, impairment charges, amortization expenses related to other intangible assets and contingent liabilities.

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

      We have been contacted by a company that has asked us to evaluate the need for a license of several patents that the company holds directed to data extraction technology. This company has filed litigation alleging infringement of its patents against several of our competitors. We cannot assure you that the holder of the patents will not file litigation against us or that we would prevail in the case of such litigation. In addition, the patent holder has informed us that it has applications pending in numerous foreign countries. The patent holder may also have applications on file in the United States covering related subject matter, which are confidential until the patent or patents, if any, are issued.

      Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Further, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

If we are unable to protect our intellectual property rights, this inability could weaken our competitive position, reduce our revenues and increase our costs.

      Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position may be harmed.

      Our pending patent and trademark registration applications may not be allowed or competitors may successfully challenge the validity or scope of these registrations. In addition, our patents may not provide a significant competitive advantage. Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently, which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

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

Privacy and security concerns, particularly related to the use of our software, may limit the effectiveness of and reduce the demand for our products.

      The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. The collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability.

      In addition, due to privacy concerns, some Internet commentators, consumer advocates and governmental or legislative bodies have suggested legislation to limit the use of customer profiling technologies. The European Union and some European countries have already adopted some restrictions on the use of customer profiling data. In addition, Internet users can, if they choose, configure their web browsers to limit the collection of user data for customer profiling. Should many Internet users choose to limit the use of customer profiling technologies, or if major countries or regions adopt legislation or other restrictions on the use of customer profiling data, our software would be less useful to customers and our sales and profits could decrease.

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

      Our customers also may encounter system configuration problems that require us to spend additional consulting or support resources to resolve these problems.

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

      We have limited experience in marketing, selling and supporting our products and services abroad. If we are unable to grow our international operations successfully and in a timely manner, due to a lack of demand for our product, an inability to penetrate new markets or any other reasons, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks, particularly:

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

      Our international operations require a significant amount of attention from our management and substantial financial resources. As of December 31, 2001 we had 138 employees located in Asia, Australia, Europe, and Latin America.

Seasonal trends in sales of business software may affect our quarterly revenues.

      The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by lower levels of revenue growth. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and by sales force commission structures. As our revenues grow, we may experience additional seasonal fluctuations in our revenues.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of E.piphany.

      Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove our Board of Directors or act by written consent without a meeting. In addition, our Board of Directors has staggered terms, which makes it difficult to remove them all at once. The acquirer would also be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer also will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on our Board of Directors than if cumulative voting were permitted.

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

      Our Board of Directors could choose not to negotiate with an acquirer that it did not feel was in the strategic interests of our company. If the acquirer was discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

Item 2.     Properties

      We currently lease approximately 91,000 square feet of office space for our headquarters in one building in San Mateo, California. We also lease approximately 118,000 square feet of additional office space in five additional buildings in San Mateo, California. In addition, we lease sales and support offices near Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, Minneapolis, New York, Philadelphia, Phoenix, St. Louis, Seattle, Toronto and Washington, DC that comprise approximately 115,000 square feet. We also lease sales and support offices outside of North America including locations in Australia, France, Germany, Hong Kong, Japan, Melbourne, San Paolo, Singapore, Switzerland, The Netherlands, and the United Kingdom that total approximately 31,000 square feet. Approximately 50% of the square footage of our U.S. and international facilities is currently subleased or available to be sublet to third parties.

Item 3.     Legal Proceedings

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

      On July 9, 2001, a putative securities class action, captioned Kucera v. E.piphany, Inc., et al., Civil Action No. 01-CV-6158, was filed against us, several of our officers, and three underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between September 21, 1999 and December 6, 2000. One additional lawsuit was filed subsequently which contains allegations substantially identical to those in the Kucera complaint.

      Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuits against us have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin. We believe we have meritorious defenses to these securities lawsuits and will defend ourselves vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq Stock Market’s National Market under the symbol “EPNY” since September 22, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low

First Quarter 2000	$216.58	$83.33
Second Quarter 2000	$89.83	$28.67
Third Quarter 2000	$98.13	$50.33
Fourth Quarter 2000	$68.25	$34.38
First Quarter 2001	$52.75	$10.19
Second Quarter 2001	$17.15	$6.69
Third Quarter 2001	$10.99	$3.39
Fourth Quarter 2001	$10.33	$3.75

      The last reported sale price for our common stock on the Nasdaq Stock Market’s National Market was $8.75 per share on January 31, 2002. As of January 31, 2002, we estimate that there were approximately 835 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

      We have never declared nor paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31, 2001

	1997	1998	1999	2000	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$—	$3,377	$19,182	$127,281	$125,688
Cost of revenues	—	1,400	9,349	55,305	55,204
Gross profit	—	1,977	9,833	71,976	70,484
Restructuring expense	—	—	—	—	42,971
In-process research and development charge	—	—	—	47,000	—
Amortization and write-down of goodwill and purchased intangibles	—	—	—	697,106	2,497,199
Loss from operations	(3,220)	(10,613)	(23,473)	(791,624)	(2,624,449)
Net loss	(3,149)	(10,330)	(22,390)	(768,478)	(2,609,435)
Basic and diluted net loss per share	$(1.93)	$(3.00)	$(1.46)	$(13.71)	$(38.25)
Shares used in computing basic and diluted net loss per share	1,631	3,449	15,371	56,038	68,224

	December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$369	$13,595	$81,010	$396,973	$324,264
Working capital	131	12,601	78,351	373,452	291,331
Total assets	801	16,364	93,586	2,995,074	465,855
Long-term obligations, net of current portion	—	333	7,824	618	23,926
Total stockholders’ equity	468	13,440	74,642	2,938,191	391,392

      The statement of operations data for the year ended December 31, 1997 is presented for the period from inception in November 1996 to December 31, 1997. Operating expenses totaled $12,000 for the period from inception in November 1996 to December 31, 1996.

      See Note 2 of Notes to E.piphany’s Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing per share data.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in “Risk Factors” in Item 1 above and elsewhere in this Annual Report on Form 10-K.

Overview

      We develop, market and sell the E.piphany System, an integrated suite of customer relationship management (CRM) software solutions. These CRM solutions provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany System to gain insight into their customers’ characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM solutions to more effectively interact with their customers across a variety of communication and distribution channels.

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

Acquisitions

      On January 4, 2000, we acquired RightPoint Software, Inc., a provider of real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. In connection with this transaction we acquired all of the outstanding shares of capital stock of RightPoint in exchange for 4,614,992 shares of our common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 795,000 shares of our common stock. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use. We accounted for the acquisition under the purchase method of accounting and the results of RightPoint’s operations subsequent to January 4, 2000 have been included in our operating results for the years ended December 31, 2001 and 2000.

      On May 1, 2000, we acquired iLeverage Corporation, a start-up company that develops marketing solutions for digital marketplaces. In connection with this transaction, we acquired all of the outstanding shares of capital stock of iLeverage in exchange for 177,146 shares of our common stock. In addition, options of iLeverage were converted into options to purchase approximately 95,231 shares of our common stock. The total purchase price was approximately $29.0 million. We accounted for the acquisition under the purchase method of accounting and the results of iLeverage’s operations subsequent to May 1, 2000 have been included in our operating results for the years ended December 31, 2001 and 2000.

      On May 31, 2000, we acquired Octane Software, Inc., a provider of next-generation multi-channel customer interaction applications and infrastructure software for sales, service and support. In connection with this transaction, we acquired all of the outstanding shares of capital stock of Octane in exchange for 17,353,426 shares of our common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,836,839 shares of our common stock. The total purchase price was approximately $2.7 billion, of which $25.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use. We accounted for the acquisition under the purchase method of accounting and the results of Octane’s operations subsequent to May 31, 2000 have been included in our operating results for the years ended December 31, 2001 and 2000.

      On May 31, 2000, we acquired eClass Direct, Inc., an application service provider of permission-based e-mail marketing services. In connection with this transaction, we acquired all of the outstanding shares of capital stock of eClass in exchange for 1,084,031 shares of our common stock. In addition, options of eClass were converted into options to purchase approximately 69,575 shares of our common stock. The total purchase price was approximately $50.3 million. We accounted for the acquisition under the purchase method of accounting and the results of eClass’ operations subsequent to May 31, 2000 have been included in our operating results for the years ended December 31, 2001 and 2000.

      On January 29, 2001, we acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, we issued 238,032 shares of common stock in exchange for the assets. The total purchase price was approximately $10.3 million. This transaction adds to our strategic intellectual property and complements our current product development plan. The purchased assets are being amortized on a straight-line basis over a useful life of three years.

      On April 12, 2001, we acquired Moss Software, Inc., a provider of customer relationship management products that enable customers to resolve sales automation challenges and better manage sales cycles. In connection with this transaction, we acquired all of the outstanding shares of capital stock of Moss in exchange for 1,370,296 million shares of our common stock. In addition, we assumed all outstanding options to purchase Moss common stock. The total purchase price was approximately $40.6 million. We accounted for the acquisition under the purchase method of accounting and the results of Moss’ operations subsequent to April 12, 2001 have been included in our operating results for the year ended December 31, 2001.

      On September 30, 2001, we performed an impairment assessment of goodwill and identifiable intangible assets recorded in connection with our acquisitions of RightPoint, iLeverage, Octane, eClass and Moss and our acquisition of certain intellectual property assets of Radnet and recorded an impairment charge as described below.

Amortization and Write-Down of Goodwill and Purchased Intangibles

      We periodically assess the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” We also periodically assess the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets.” As part of our review of our third quarter financial results, we performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of our acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in our stock price, the net book value of assets which significantly exceeded our market capitalization, and the overall decline in industry growth rates which have negatively impacted our revenues and forecasted revenue growth rates. The decline in revenues and forecasted revenue growth rates precipitated our reduction in workforce and overall restructuring in the quarter ended September 30, 2001. As a result, we recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of our acquisitions to reflect their current estimated fair market value. Fair market value was determined based on discounted future cash flows. It is reasonably possible that the estimates and assumptions used under our assessment may change in the short-term resulting in the need to further write-down our goodwill and other long-lived assets. The aggregate amortization and write-down of goodwill and these other intangible assets increased to $2.5 billion for the year ended

December 31, 2001 from $697.1 million for the year ended December 31, 2000. The increase was primarily due to the $1.7 billion impairment of goodwill and intangible assets charge that was included in the results of operations for the year ended December 31, 2001. No indicators were present in the quarter ended December 31, 2001 warranting a further impairment of the identifiable intangible assets and goodwill.

      Beginning on January 1, 2002, our unamortized balance of $98.1 million of goodwill and other intangible assets will be subject to new accounting pronouncements SFAS No. 141 and SFAS No. 142 as described in Note 2 of Notes to Consolidated Financial Statements. As a result, all acquired goodwill will no longer be amortized, but will be subject to a periodic impairment assessment. We will continue to amortize other intangible assets of $16.2 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is expected to be $10.5 million for 2002, $5.0 million for 2003 and $0.7 million for 2004. Please see Note 8 in the Notes to Consolidated Financial Statements for more detailed information.

Stock Option Exchange Program

      On April 2, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six-month period. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase our common stock in return for our promise to grant new options on the grant date of November 5, 2001. A total of 4,687,353 options were granted at the fair market value of $6.44 per share on November 5, 2001 to those employees who had been continuously employed with us from the date they tendered their original options through November 5, 2001. The exchange program was not made available to our executive officers, directors, consultants, former employees or any of our employees who were residents of The Netherlands, Switzerland, Spain or Brazil or who were employed by our subsidiaries located in those countries.

Restructuring and Related Activities

      In the third quarter of 2001, our Board of Directors approved a plan to restructure our worldwide operations including a reduction in workforce and the consolidation of our operating facilities. The restructuring resulted in a total charge of $43.0 million to account for these activities. Of this total charge, $5.8 million was paid in cash and $4.8 million reflects a non-cash charge taken during the quarters ended September 30, 2001 and December 31, 2001. We recorded the low end of a range of assumptions modeled for the restructuring charge, in accordance with SFAS No. 5, “Accounting for Contingencies.” Please see Note 3 in the Notes to Consolidated Financial Statements for more detailed information.

Source of Revenues and Revenue Recognition Policy

      We generate revenues principally from licensing our software solutions directly to customers and providing related services including implementation, consulting, support and training. Through December 31, 2001, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software solutions within specified limits. The amount of the license fee varies depending on which software solution is purchased, the number of software solutions purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software solutions, or to purchase additional software solutions. Each software solution included in the E.piphany System contains the same core technology, allowing for easy integration of additional software solutions as they are licensed from us. Our software solutions are made available either on compact disc or electronically.

      Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, Deloitte & Touche, KPMG Consulting and

PricewaterhouseCoopers, or alternatively, they can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third-party consulting organizations.

      Fees from licenses are recognized as revenue upon contract execution, provided that all delivery obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. Fees from license agreements that include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product. When we receive license fees from resellers, we recognize revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

      When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that don’t meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore have been recognized pursuant to SOP 81-1. Prior to 2001, E.piphany was primarily responsible for the implementation services for the majority of its license arrangements. In 2001, third-party consulting organizations were primarily responsible for the implementation services for the majority of E.piphany’s license arrangements and therefore less license revenue was recognized pursuant to SOP 81-1.

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

Cost of Revenues and Operating Expenses

      Our cost of license revenues primarily consist of license fees due to third parties for integrated technology. Our cost of services revenues include salaries and related expenses for our implementation, consulting, support and training organizations, costs of subcontracting to consulting organizations to provide consulting services to customers and an allocation of facilities, communications and depreciation expenses. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, and restructuring. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

      Where our internal services organization is providing services that are essential to the functionality of the software, we recognize revenue and profit as implementation services are performed on software license arrangements, using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

      We recorded an impairment charge in the quarter ended September 30, 2001 in order to write down the value of our goodwill and other intangible assets. We will continue to evaluate our goodwill value on a periodic basis. In the event that in the future, it is determined that the goodwill value has been impaired, an adjustment to goodwill will be made resulting in a charge for the write-down in the period in which the determination was made.

      We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination was made.

      We took a restructuring charge in the quarter ended September 30, 2001 that resulted in an accrual to be used to offset future rent expense, net of sublease income, that is related to abandoned properties. We took a further related charge in the quarter ended December 31, 2001 in order to adjust our initial accrual, on the basis of revised estimates. We have worked with external real estate experts in each of the markets where the properties are located to determine what the best estimate of the accrual should be. However, if the real estate market continues to worsen and we are not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period in which such determination is made.

Results of Operations

      The following table sets forth statement of operations data for the three years ended December 31, 2001 (in thousands, except per share amounts):

	Years Ended December 31,

	1999	2000	2001

Revenues:
Product license	$10,161	$73,493	$71,116
Services	9,021	53,788	54,572

	19,182	127,281	125,688

Cost of revenues:
Product license	158	1,209	2,016
Services	9,191	54,096	53,188

	9,349	55,305	55,204

Gross profit	9,833	71,976	70,484

Operating expenses:
Research and development	7,074	26,792	40,992
Sales and marketing	18,727	67,678	87,953
General and administrative	4,576	21,510	24,257
Restructuring costs	—	—	42,971
In-process research and development charge	—	47,000	—
Amortization and write-down of goodwill and purchased intangibles	—	697,106	2,497,199
Stock-based compensation	2,929	3,514	1,561

Total operating expenses	33,306	863,600	2,694,933

Loss from operations	(23,473)	(791,624)	(2,624,449)

Other income (expense):
Interest income	1,722	23,684	15,149
Interest expense	(639)	(538)	(135)

Total other income	1,083	23,146	15,014

Net loss	$(22,390)	$(768,478)	$(2,609,435)

Basic and diluted net loss per share	$(1.46)	$(13.71)	$(38.25)

Shares used in computing basic and diluted net loss per share	15,371	56,038	68,224

Years Ended December 31, 2001 and 2000

Revenues

      Total revenues decreased to $125.7 million for the year ended December 31, 2001, from $127.3 million for the year ended December 31, 2000. Total revenues increased for the first two quarters of 2001 as compared to the first two quarters of 2000. However, this increase was offset by a decrease in revenues for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease in revenues was primarily due to fewer sales of our product licenses resulting from an economic slowdown and the significant decline in spending by companies on information technology, particularly in the United States. For the year ended 2001, domestic revenue declined by $25.1 million or 21%. This decrease was offset in part by an increase in international revenues of $23.5 million or 228%. This rapid growth in international revenues reflected the early stage of development of our international operations and we do not expect international revenues to increase at the same rate in the future. Maintaining revenues at the level of the fourth quarter of 2001 would result in lower annual revenues for 2002 as compared to 2001.

      Product license revenues decreased to $71.1 million, or 57% of total revenue, for the year ended December 31, 2001 from $73.5 million, or 58% of total revenue, for the year ended December 31, 2000. Product license revenues increased for the first two quarters of 2001 as compared to the first two quarters of 2000. This increase was offset by a decrease for the last two quarters of 2001 as compared to the last two quarters of 2000. This decrease in product license revenues was primarily due to the downturn in the economy and weakness in information technology spending, particularly in the United States. Although sequentially down from 2000 to 2001, license revenues were sequentially flat for the last three quarters of 2001.

      Services revenues increased to $54.6 million, or 43% of total revenues, for the year ended December 31, 2001 from $53.8 million, or 42% of revenues, for the year ended December 31, 2000. Services revenues increased for the first two quarters of 2001 as compared to the first two quarters of 2000. This increase was offset by a decrease for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease was due in part to the decrease in product license revenues and in part to the change in our strategy from fulfilling most of our customers’ consulting needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software on customers’ computer systems. The decrease in consulting revenue was offset by an increase in maintenance revenue attributable to maintenance contracts sold to our new customers.

      The relative amount of services revenues as compared to license revenues has varied depending on the extent to which third party consulting organizations are engaged directly by customers to provide professional services, the nature of the solution that has been licensed, the complexity of customers’ information technology environment, the resources allocated by customers to implementation projects and the scope of licensed rights. Services revenues have substantially lower margins relative to product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services revenues become a greater percentage of our total revenues and services margins do not increase, our overall gross margins will decline.

Cost of Revenues

      Total cost of revenues was effectively unchanged at $55.2 million for the year ended December 31, 2001 as compared to $55.3 million for the year ended December 31, 2000. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting, maintenance and training services.

      Cost of services revenues decreased to $53.2 million, or 97% of services revenues, for the year ended December 31, 2001 from $54.1 million, or 101% of services revenues, for the year ended December 31, 2000. Cost of services revenue increased for the first two quarters of 2001 as compared to the first two quarters of 2000. This increase was offset by a decrease in the cost of services revenue for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease was the result of a significant reduction in the number of internal professional services employees due to the change in our strategy from fulfilling all of our customers’ consulting needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software. The decrease in cost of services as a percentage of revenue from 2000 to 2001 is primarily due to a higher proportion of maintenance revenue, which has more favorable margins.

Operating Expenses

Research and Development

      Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses increased to $41.0 million for the year ended December 31, 2001 from $26.8 million for the year ended December 31, 2000. Research and development expenses as a percentage of total revenues increased to 33% for the year ended December 31, 2001 from 21% for the year ended December 31, 2000. The increase in absolute dollars was primarily due to a higher number of research and development employees entering 2001 as compared to 2000 as a result of internal growth and acquisitions, and increased fees paid to outside contractors for the translation of our products. This increase was offset by the restructuring of our operations that occurred in the third quarter of 2001, which resulted in a reduction in the number of employees and a restructuring charge that reduced operating expenses in the third and fourth quarters of 2001. We believe that investments in product development are essential to our future success. We anticipate that research and development expenses will increase over the long term.

Sales and Marketing

      Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses increased to $88.0 million for the year ended December 31, 2001 from $67.7 million for the year ended December 31, 2000.

      Sales and marketing expenses as a percentage of total revenues increased to 70% for the year ended December 31, 2001 from 53% for the year ended December 31, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees entering 2001 as compared to 2000, resulting from internal growth and acquisitions. In this regard, we established sales offices in additional domestic and international locations including ones in Asia, Australia, Europe and Latin America. This increase was offset by the restructuring of our operations that occurred in the third quarter of 2001, which resulted in a reduction in the number of employees and in a restructuring charge that reduced operating expenses in the third and fourth quarters of 2001. Maintaining sales and marketing expenses at the level of the fourth quarter would result in lower annual expenses for 2002 as compared to 2001. We anticipate, however, that these expenses may increase over the long-term.

General and Administrative

      General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses increased to $24.3 million for the year ended December 31, 2001 from $21.5 million for the year ended December 31, 2000. General and administrative expenses as a percentage of total revenues increased to 19% for the year ended December 31, 2001 from 17% for the year ended December 31, 2000. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of general and administrative employees entering 2001 as compared to 2000, which were necessary to support our expanding operations. This increase was offset by the restructuring of our operations that occurred in the third quarter of 2001, which resulted in a reduction in the number of employees and a restructuring charge that reduced operating expenses in the third and fourth quarters. Maintaining general and administrative expenses at the level of the fourth quarter would result in lower annual expenses for 2002 as compared to 2001, however we anticipate that these expenses may increase over the long-term.

In-Process Research and Development Charge

      In connection with the acquisitions of RightPoint and Octane, we recorded charges for in-process research and development of $22.0 million and $25.0 million, respectively, in the year ended December 31, 2000. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by RightPoint, Octane and their competitors. At the acquisition dates, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the dates of acquisition.

      There was no in-process research and development charge incurred during the year ended December 31, 2001. Please see Note 8 in the Notes to Consolidated Financial Statements for more detailed information.

Amortization and Write-Down of Goodwill and Purchased Intangibles

      Our acquisitions of Moss, Octane, eClass, iLeverage and RightPoint were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization and write-down of goodwill and other intangible assets was $2.5 billion and $697.1 million for the years ended December 31, 2001 and 2000, respectively. The increase was due to the $1.7 billion impairment of goodwill and intangible assets charge that was included in the results of operations for the year ended December 31, 2001.

      Beginning on January 1, 2002, our unamortized balance of $98.1 million of goodwill and other intangible assets will be subject to the new accounting pronouncements SFAS No. 141 and SFAS No. 142 as described in Note 2 of Notes to Consolidated Financial Statements. As a result acquired goodwill will no longer be amortized, but will be subject to a periodic impairment assessment. The Company will continue to amortize other intangible assets of $16.2 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is expected to be $10.5 million for 2002, $5.0 million for 2003 and $0.7 million for 2004.

Stock-Based Compensation

      Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. In connection with the grant of certain stock options to employees during the years ended December 31, 2001, 2000 and 1999, we recorded deferred compensation of approximately $1.4 million, $0, and $2.8 million, respectively. As of December 31, 2001, deferred compensation remaining to be amortized totaled $0.9 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $1.6 million and $3.5 million for the years ended December 31, 2001 and 2000, respectively. Based on our deferred compensation balance as of December 31, 2001, we expect amortization of approximately $0.6 million, $0.1 million, $0.1 million and $50,000 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. See Note 5 of Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

Interest Income, Net

      Interest income, net of interest expense, decreased to $15.0 million for the year ended December 31, 2001 from $23.1 million for the year ended December 31, 2000. The decrease was due to lower average cash and investment balances and a decrease in the average rate of return on our investments.

Provision for Income Taxes

      From inception through December 31, 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2001, we had $161.6 and $137.3 million of federal and state net operating loss carryforwards, respectively, to offset future taxable income. The federal net operating loss carryforwards begin to expire on varying dates beginning in 2012 through 2021 and the state operating loss carryforwards begin to expire on various dates through 2006. Certain future changes in our share ownership, as defined in the Tax Reform Act of 1986 and similar state provisions, may restrict the utilization of carryforwards. Given our limited operating history, our losses incurred to date and the difficulty in accurately forecasting our future results, management does not believe that the realization of the related deferred income tax asset meets the criteria required by generally accepted accounting principles. Therefore, we have recorded a 100% valuation allowance against the deferred income tax asset. See Note 6 of Notes to Consolidated Financial Statements for the components of the deferred income tax asset.

Years Ended December 31, 2000 and 1999

Revenues

      Total revenues increased to $127.3 million for the year ended December 31, 2000, from $19.2 million for the year ended December 31, 1999. This rapid growth in revenues reflected our relatively early stage of development in 1999.

      Product license revenues increased to $73.5 million, or 58% of total revenue, for the year ended December 31, 2000 from $10.2 million, or 53% of total revenue, for the year ended December 31, 1999. The increase in product license revenues was due to an increase in the number and average size of licenses sold, the growth of our direct sales force, and the introduction and shipment of new products.

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

Cost of Revenues

      Total cost of revenues increased to $55.3 million for the year ended December 31, 2000 from $9.3 million for the year ended December 31, 1999. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting and customer service and support. Cost of services revenues increased to $54.1 million, or 101% of services revenues, for the year ended December 31, 2000 from $9.2 million, or 102% of services revenues, for the year ended December 31, 1999. The increase in cost of services revenues in absolute dollars resulted primarily from the hiring of additional employees and the subcontracting of consulting services to consulting organizations to support increased customer demand for consulting services. Cost of services revenues exceeded services revenues due to the rapid growth of our services organization and our investment in experienced management in anticipation of future revenue growth.

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

General and Administrative

      General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses increased to $21.5 million for the year ended December 31, 2000 from $4.6 million for the year ended December 31, 1999. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of executive, finance, legal and administrative employees from our internal growth and acquisitions, which were necessary to support our expanding operations. General and administrative expenses as a percentage of total revenues decreased from 24% for the year ended December 31, 1999 to 17% for the year ended December 31, 2000.

In-Process Research and Development Charge

      In connection with the acquisition of RightPoint and Octane, we recorded a charge of $47.0 million in the year ended December 31, 2000. Please see Note 8 in the Notes to Consolidated Financial Statements for more detailed information.

Amortization and Write-Down of Goodwill and Purchased Intangibles

      Our acquisitions of Octane, eClass, iLeverage and RightPoint were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The amortization of goodwill and other intangible assets was 697.1 million in fiscal 2000. There was no write-down of goodwill or other intangible assets in 2000. There were no acquisitions that closed prior to fiscal 2000.

Stock-Based Compensation

      Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. We have recorded aggregate deferred compensation of $5.8 million related to stock-based compensation to employees. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. Total stock-based compensation was $3.5 million and $2.9 million for the years ended December 31, 2000 and 1999, respectively. See Note 5 of Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

Interest Income, Net

      Interest income, net of interest expense increased to $23.1 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. The increase in interest income, net of interest expense, was due to increased cash balances as a result of the completion of our initial public offering in September 1999 and our follow-on public offering in January 2000.

Provision for Income Taxes

      From inception through December 31, 2000, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit.

Liquidity and Capital Resources

      Net cash used in operating activities totaled $69.7 million, $19.0 million and $17.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in operating activities for each period resulted principally from net losses in those periods, net of non-cash charges for amortization and write-down of goodwill and purchased intangibles, in-process research and development, and stock-based compensation. Cash used in operating activities for the year ended December 31, 2001 also resulted from a decrease in accrued liabilities and in deferred revenue, which was offset by a decrease in accounts receivable. Cash used in operating activities for the year ended December 31, 2000 also resulted from an increase in accounts receivable, which was partially offset by an increase in deferred revenue. Cash used in operating activities for the year ended December 31, 1999 also resulted from an increase in accounts receivable and prepaid expenses and other assets, however, this was more than offset by an increase in accrued liabilities and deferred revenue.

      Net cash used in investing activities totaled $54.5 million, $74.2 million and $25.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in investing activities for the year ended December 31, 2001 resulted from the purchases of investments, net of sales of investments, and the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2000 resulted from the purchase of investments, the direct costs of our acquisitions, and the purchase of property and equipment, which was partially offset by cash acquired in acquisitions. Cash used in investing activities for the year ended December 31, 1999 resulted from the purchase of investments and the purchase of property and equipment.

      Net cash provided by financing activities totaled $7.6 million, $355.1 million and $88.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash provided by financing activities for the year ended December 31, 2001 resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2000 resulted from the receipt of proceeds from our secondary offering completed during the first quarter of 2000. Cash provided by financing activities for the year ended December 31, 1999 resulted from the proceeds from our initial public offering, borrowings against a line of credit and issuances of convertible preferred and common stock.

      As of December 31, 2001, our principal sources of liquidity consisted of $202.9 million of cash and cash equivalents, and $121.3 million in short-term investments. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

Recent Accounting Pronouncements

      In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. We applied the new rules prospectively to transactions beginning in the first quarter of 2001. The adoption did not have a material effect on our financial position or results of operations.

      In March 2000, the FASB issued Financial Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25.” FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues (1) the definition of “employee” for purposes of applying APB No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. The adoption did not have a material effect on our financial position or results of operations.

      In June 2001, the FASB approved for issuance SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” Major provisions of these Statements are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment periodically using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives, (4) in-process research and development will continue to be written off immediately, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting, and (6) effective January 1, 2002, existing goodwill will no longer be subject to amortization.

      Amortization and write-down of goodwill for the year ended December 31, 2001 was $2.5 billion, which includes a $1.7 billion impairment of goodwill and intangible assets charge. Beginning on January 1, 2002, our unamortized balance of $98.1 million of goodwill and other intangible assets will be subject to the new accounting pronouncements SFAS No. 141 and SFAS No. 142. As a result, acquired goodwill will no longer be amortized, but will continue to be subject to a periodic impairment assessment. We will continue to amortize other intangible assets of $16.2 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is expected to be $10.5 million for 2002, $5.0 million for 2003 and $0.7 million for 2004.

      In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for ’Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. We do not believe that upon adoption it will have a significant impact on our financial statements.

      In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Historically, we have recorded reimbursements as a reduction of services cost of revenue. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. We believe the adoption of this pronouncement will not result in a material increase in our services revenue and services cost of revenue.

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

Foreign Currency Exchange Rate Risk

      The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. Dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have international operations in Asia, Australia, Europe and Latin America and conduct transactions in the local currency of each location. To date, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. Dollars, and those assets which are not denominated in U.S. Dollars have generally been denominated in historically stable currencies. Therefore, the impact to our financial statements has not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

      As of December 31, 2001, we had cash and cash equivalents of $202.9 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $1.0 million.

      As of December 31, 2001, we had short-term investments of $121.3 million that consist of taxable fixed income securities having maturity dates of no more than one year. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income by approximately $0.6 million. As of December 31, 2001, we did not have any short-term or long-term debt outstanding.

      The following summarizes the Company’s short-term investments and the weighted average yields, as of December 31, 2001 (in thousands, except interest rates):

Expected
Maturity
Date

2002

Commercial paper	$8,449
Weighted average yield	2.8%
Corporate bonds	$36,506
Weighted average yield	2.9%
Government notes/bonds	$76,369
Weighted average yield	2.6%

Total investment securities	$121,324

Item 8.     Financial Statements and Supplementary Data

E.PIPHANY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of E.piphany, Inc.:

      We have audited the accompanying consolidated balance sheets of E.piphany, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of E.piphany’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E.piphany, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

San Jose, California

January 21, 2002

E.PIPHANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	2001

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$319,634	$202,940
Short-term investments	77,339	121,324
Accounts receivable, net of allowance for doubtful accounts of $4,750 and $4,332, respectively	27,592	13,703
Prepaid expenses and other current assets	5,152	3,866

Total current assets	429,717	341,833
Property and equipment, net	21,789	22,320
Goodwill and purchased intangibles, net	2,541,245	98,113
Other assets	2,323	3,589

	$2,995,074	$465,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$658	$498
Accounts payable	2,191	2,537
Accrued compensation	12,715	11,873
Accrued other	17,289	11,260
Current portion of restructuring costs	—	8,954
Deferred revenue	23,412	15,380

Total current liabilities	56,265	50,502
Restructuring costs, net of current portion	—	23,454
Capital lease obligations, net of current portion	618	156
Other long-term liabilities	—	316

Total liabilities	56,883	74,428

Commitments and contingencies (Note 3)
Minority interest	—	35
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value;
Authorized — 25,000 shares as of December 31, 2001;
Outstanding — no shares as of December 31, 2000 and 2001, respectively	—	—
Common stock, $0.0001 par value;
Authorized — 500,000 shares as of December 31, 2001;
Outstanding — 68,444 and 70,972 shares as of December 31, 2000 and 2001, respectively	6	7
Additional paid-in capital	3,746,759	3,807,410
Stockholders’ notes receivable	(2,668)	(778)
Accumulated other comprehensive loss	(550)	(564)
Deferred compensation	(1,009)	(901)
Accumulated deficit	(804,347)	(3,413,782)

Total stockholders’ equity	2,938,191	391,392

	$2,995,074	$465,855

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	1999	2000	2001

	(In thousands, except per share amounts)
Revenues:
Product license	$10,161	$73,493	$71,116
Services	9,021	53,788	54,572

	19,182	127,281	125,688

Cost of revenues:
Product license	158	1,209	2,016
Services	9,191	54,096	53,188

	9,349	55,305	55,204

Gross profit	9,833	71,976	70,484

Operating expenses:
Research and development	7,074	26,792	40,992
Sales and marketing	18,727	67,678	87,953
General and administrative	4,576	21,510	24,257
Restructuring costs	—	—	42,971
In-process research and development charge	—	47,000	—
Amortization and write-down of goodwill and purchased intangibles	—	697,106	2,497,199
Stock-based compensation	2,929	3,514	1,561

Total operating expenses	33,306	863,600	2,694,933

Loss from operations	(23,473)	(791,624)	(2,624,449)

Other income (expense):
Interest income	1,722	23,684	15,149
Interest expense	(639)	(538)	(135)

Total other income	1,083	23,146	15,014

Net loss	$(22,390)	$(768,478)	$(2,609,435)

Basic and diluted net loss per share	$(1.46)	$(13.71)	$(38.25)

Shares used in computing basic and diluted net loss per share	15,371	56,038	68,224

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Convertible		Common					Accumulated
	Preferred Stock		Stock		Additional		Stockholders’	Other			Total
					Paid-in		Notes	Comprehensive	Deferred	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Receivable	Loss	Compensation	Deficit	Equity	Loss

	(In thousands)
Balance, December 31, 1998	15,935	$3	13,370	$2	$30,030	$—	$(640)	$—	$(2,476)	$(13,479)	$13,440
Exercise of common stock options	—	—	2,283	—	2,579	—	—	—	—	—	2,579
Issuance of stock options in exchange for services	—	—	—	—	388	—	—	—	—	—	388
Issuance of Series D preferred stock, net	1,405	—	—	—	5,970	—	—	—	—	—	5,970
Issuance of warrants	—	—	—	—	—	532	—	—	—	—	532
Repurchase of stock	—	—	(258)	—	(10)	—	—	—	—	—	(10)
Issuance of stock related to leases and debt financing	—	—	9	—	100	—	—	—	—	—	100
Issuance of common stock in initial public offering, net	—	—	7,159	—	69,598	—	—	—	—	—	69,598
Conversion of preferred stock	(17,340)	(3)	17,340	3	—	—	—	—	—	—	—
Exercise of warrants	—	—	672	—	2,315	(389)	—	—	—	—	1,926
Acceleration of common stock option vesting	—	—	—	—	47	—	—	—	—	—	47
Deferred stock compensation	—	—	—	—	2,619	—	—	—	(2,619)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	2,493	—	2,493
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(31)	—	—	(31)	$(31)
Net loss	—	—	—	—	—	—	—	—	—	(22,390)	(22,390)	(22,390)

Total comprehensive loss												$(22,421)

Balance, December 31, 1999	—	—	40,575	5	113,636	143	(640)	(31)	(2,602)	(35,869)	74,642
Exercise of common stock options	—	—	1,174	—	3,415	—	(2,364)	—	—	—	1,051
Issuance of common stock under employee stock purchase plan	—	—	433	—	4,711	—	—	—	—	—	4,711
Issuance of stock in connection with Acquisitions	—	—	23,230	1	3,267,498	—	—	—	—	—	3,267,499
Repurchase of stock	—	—	(258)	—	(279)	—	—	—	—	—	(279)
Issuance of common stock in public offering, net	—	—	3,147	—	356,109	—	—	—	—	—	356,109
Payments received on notes receivable	—	—	—	—	—	—	336	—	—	—	336
Exercise of warrants	—	—	143	—	184	(143)	—	—	—	—	41
Short swing profits remitted by insider	—	—	—	—	193	—	—	—	—	—	193
Acceleration of common stock option vesting	—	—	—	—	776	—	—	—	—	—	776
Deferred stock compensation	—	—	—	—	516	—	—	—	105	—	621
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1,488	—	1,488
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(449)	—	—	(449)	$(449)
Unrealized loss on investments	—	—	—	—	—	—	—	(70)	—	—	(70)	(70)
Net loss	—	—	—	—	—	—	—	—	—	(768,478)	(768,478)	(768,478)

Total comprehensive loss												$(768,997)

E.PIPHANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS — (Continued)

	Convertible		Common						Accumulated
	Preferred Stock		Stock		Additional			Stockholders’	Other			Total
					Paid-in			Notes	Comprehensive	Deferred	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants		Receivable	Loss	Compensation	Deficit	Equity	Loss

	(In thousands)
Balance, December 31, 2000	—	—	68,444	6	3,746,759		—	(2,668)	(550)	(1,009)	(804,347)	2,938,191
Exercise of common stock options	—	—	690	—	2,819		—	—	—	—	—	2,819
Issuance of common stock under employee stock purchase plan	—	—	896	—	5,679		—	—	—	—	—	5,679
Issuance of stock in connection with Acquisitions	—	—	1,608	1	50,957		—	—	—	—	—	50,958
Repurchase of stock	—	—	(666)	—	(469)		—	—	—	—	—	(469)
Payments received on notes receivable	—	—	—	—	—		—	1,890	—	—	—	1,890
Acceleration of common stock option vesting	—	—	—	—	452		—	—	—	—	—	452
Deferred stock compensation	—	—	—	—	1,213		—	—	—	(1,213)	—	—
Amortization of deferred stock compensation	—	—	—	—	—		—	—	—	1,321	—	1,321
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—		—	—	(97)	—	—	(97)	$(97)
Unrealized gain on investments	—	—	—	—	—		—	—	83	—	—	83	83
Net loss	—	—	—	—	—		—	—	—	—	(2,609,435)	(2,609,435)	(2,609,435)

Total comprehensive loss													$(2,609,449)

Balance, December 31, 2001	—	$—	70,972	$7	$3,807,410	$		$(778)	$(564)	$(901)	$(3,413,782)	$391,392

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(22,390)	$(768,478)	$(2,609,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	908	2,894	6,954
Provision for doubtful accounts	270	4,450	2,700
Amortization and write-down of goodwill and purchased intangibles	—	697,106	2,497,199
In-process research and development charge	—	47,000	—
Stock-based compensation	2,929	3,514	1,561
Noncash interest expense	86	—	—
Noncash restructuring costs	—	—	4,809
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,529)	(22,575)	11,188
Prepaid expenses and other assets	(2,628)	(2,733)	95
Accounts payable	(365)	674	346
Accrued liabilities	4,668	1,572	(9,133)
Restructuring costs	—	—	32,408
Deferred revenue	3,262	17,611	(8,384)

Net cash used in operating activities	(17,789)	(18,965)	(69,692)

Cash flows from investing activities:
Purchases of property and equipment	(2,952)	(15,503)	(11,877)
Cash acquired in acquisitions	—	24,282	208
Acquisition related costs and changes in accruals	—	(28,471)	1,108
Proceeds from the sales of investments	—	42,509	254,823
Purchases of investments	(22,957)	(96,992)	(298,725)

Net cash used in investing activities	(25,909)	(74,175)	(54,463)

Cash flows from financing activities:
Borrowings on line of credit	8,000	—	—
Repayments on line of credit	(181)	(8,319)	—
Repayments of notes payable	—	—	(1,772)
Principal payments on capital lease obligations	(81)	(587)	(763)
Proceeds from public offerings of common stock, net	69,598	356,109	—
Repayments on notes receivable	—	336	1,890
Proceeds from exercise of warrant	2,250	41	—
Net proceeds from issuance of convertible preferred stock	5,970	—	—
Subsidiary stock offering	—	—	35
Issuance of common stock	2,631	7,559	8,168

Net cash provided by financing activities	88,187	355,139	7,558

Effect of foreign exchange rates on cash and cash equivalents	—	(449)	(97)

Net increase (decrease) in cash and cash equivalents	44,489	261,550	(116,694)
Cash and cash equivalents at beginning of year	13,595	58,084	319,634

Cash and cash equivalents at end of year	$58,084	$319,634	$202,940

Supplemental cash flow information:
Cash paid for interest	$487	$478	$135

Noncash transactions:
Equipment acquired under capital lease	$716	$—	$—

The accompanying notes are an integral part of these financial statements.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Operations

      E.piphany, Inc. (“E.piphany” or the “Company”), was incorporated in Delaware in November 1996. E.piphany develops, markets and licenses web-based analytic and operational CRM software products, and related services, to unify inbound and outbound marketing, sales and service customer interactions. E.piphany enables a single, enterprise-wide view of each customer to help global businesses better understand and proactively serve customers in real time. Although E.piphany began actively selling its products in 1998 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future. E.piphany’s worldwide headquarters is in San Mateo, California. E.piphany has regional domestic offices in the United States, as well as, international offices in Asia, Australia, Europe and Latin America.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements included the accounts of E.piphany, Inc. and its subsidiaries. As of December 31, 2001, the Company had one subsidiary, Nihon E.piphany, K.K., as to which it maintained less than 100% ownership. All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

      The Company evaluates long-lived assets and certain identifiable intangibles for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Statements of Cash Flows

      For purposes of the statements of cash flows, E.piphany considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts on deposit at a commercial bank and investments in commercial paper and other securities.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Investments

      The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of United States government and federal agency securities, corporate commercial paper and corporate bonds that are stated at market value, with unrealized gains and losses on such securities reflected, net of tax, as other comprehensive income in stockholders’ equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

Accounts Receivable and Deferred Revenue

      Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. This generally results from license revenue being deferred until all requirements under SOP 97-2, “Software Revenue Recognition”, and SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” are met, professional services revenue being deferred until services are rendered, and amounts paid in advance for maintenance contracts. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 and SOP 81-1 are satisfied. Deferred services revenue is recognized as services are rendered and deferred maintenance revenue is recognized ratably over the term of the maintenance agreement.

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes the financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such reserves have been adequate to cover the actual losses incurred.

      Sales to significant customers as a percentage of total revenues were as follows:

	Years Ended
	December 31,

	1999	2000	2001

Customer A	11%	—	—

      No individual customer account receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2000 or 2001.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      Cash equivalents consist of securities with remaining maturities of 90 days or less at the date of purchase. Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2000 and 2001 (in thousands):

		Unrealized

	Cost	Loss	Gain	Market

December 31, 2000:
Cash and cash equivalents:
Cash	$8,426	$—	$—	$8,426
Certificates of deposit	570	—	—	570
Money market funds	79,472	—	—	79,472
Commercial paper	26,274	—	—	26,274
Short-term municipal notes/bonds	182,986	—	—	182,986
Government notes/bonds	21,906	—	—	21,906

	$319,634	$—	$—	$319,634

Short-term investments:
Certificates of deposit	$1,191	$—	$—	$1,191
Commercial paper	38,493	(101)	—	38,392
Corporate bonds	23,118	—	—	23,118
Government notes/bonds	14,638	—	—	14,638

	$77,440	$(101)	$—	$77,339

December 31, 2001:
Cash and cash equivalents:
Cash	$15,967	$—	$—	$15,967
Certificates of deposit	445	—	—	445
Money market funds	52,786	—	—	52,786
Commercial paper	—	—	—	—
Short-term municipal notes/bonds	100,167	—	—	100,167
Government notes/bonds	33,575	—	—	33,575

	$202,940	$—	$—	$202,940

Short-term investments:
Commercial paper	$8,454	$(5)	$—	$8,449
Corporate bonds	36,481	—	25	36,506
Government notes/bonds	76,407	(38)	—	76,369

	$121,342	$(43)	$25	$121,324

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives, generally three to five years. Depreciation expense is included in operating expenses and cost of revenues.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consists of the following (in thousands):

	December 31,

	2000	2001

Computer software and equipment	$21,444	$27,496
Furniture and fixtures	4,180	4,228
Leasehold improvements	3,762	7,596

	29,386	39,320
Less: Accumulated depreciation	(7,597)	(17,000)

	$21,789	$22,320

      Included in property and equipment are assets acquired under capital leases with original cost of approximately $2.6 million as of December 31, 2001. Accumulated amortization on the leased assets is approximately $2.2 million as of December 31, 2001.

      Future minimum lease payments on capital leases are as follows as of December 31, 2001 (in thousands):

Years Ending December 31,

2002	$553
2003	154

Total minimum lease payments	707
Less: Imputed interest (12.0%)	(53)

Present value of payments under capital leases	654
Less: Current portion	(498)

Long-term capital lease obligations	$156

Goodwill and Purchased Intangibles

      Goodwill and purchased intangible assets are as follows (in thousands):

	December 31,

	2000	2001

Goodwill	$3,110,858	$3,146,800
Assembled workforce	9,293	9,293
Customer list	11,800	11,800
Developed technology	106,400	124,525

	3,238,351	3,292,418
Less: Accumulated amortization	(697,106)	(1,533,119)
Write-down of goodwill and purchased intangibles (see Note 8)	—	(1,661,186)

	$2,541,245	$98,113

      The amortization and write-down of goodwill and other intangible assets was $697.1 million and $2.5 billion for the years ended December 31, 2000 and 2001, respectively. There were no goodwill and purchased intangible assets as of December 31, 1999.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued Liabilities

      Accrued compensation consists of the following (in thousands):

	December 31,

	2000	2001

Vacation	$3,328	$3,132
Commissions and bonus	6,316	5,413
ESPP	1,845	1,217
Other	1,226	2,111

	$12,715	$11,873

      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2000	2001

Third-party cost of services revenues	$2,786	$574
Professional services	2,889	1,793
Sales tax	1,345	720
Royalties	1,050	439
Marketing expenses	1,882	1,554
Other	7,337	6,180

	$17,289	$11,260

Stock-Based Compensation

      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method defined in Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” to account for stock-based compensation arrangements. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method. E.piphany has elected to continue to account for its stock-based compensation arrangements under the provisions of APB 25, and accordingly, has included in Note 5 the pro forma disclosures required under SFAS No. 123.

Income Taxes

      The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, when it is more likely than not that the tax benefits will realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using applicable tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

      E.piphany recognizes revenue according to the following:

      Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable, collection is probable, and vendor specific objective evidence exists to allocate the total fee between all delivered and undelivered elements of the arrangement. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. Fees from license agreements that include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product. When we receive license fees from resellers, we recognize revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

      When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that don’t meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. To date, when E.piphany has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore have been recognized pursuant to SOP 81-1. Prior to 2001, E.piphany was primarily responsible for the implementation services for the majority of its license arrangements. In 2001, third-party consulting organizations were primarily responsible for the implementation services for the majority of E.piphany’s license arrangements and therefore less license revenues was recognized pursuant to SOP 81-1.

      Maintenance Agreements. Maintenance agreements generally call for E.piphany to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations.

      Consulting, Implementation and Training Services. E.piphany provides consulting, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed.

      As of December 31, 2000 and 2001, $3.3 million and $1.7 million, respectively, of accounts receivable was unbilled and recognized as revenue due to services performed in advance of billings.

      The American Institute of Certified Public Accountants (“AICPA”) issued Statement Of Position (“SOP”) 97-2, “Software Revenue Recognition,” in October 1997. The Company believes it is in compliance with this standard. E.piphany adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition,

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with Respect to Certain Transactions”, on January 1, 2000 and had no material impact on the Company’s financial position or results of operations.

      In December 1999, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to transactions not addressed by existing rules. The Company adopted the provisions of SAB 101 in its fourth fiscal quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company’s financial position or results of operations.

Advertising Costs

      The Company expenses all advertising costs as they are incurred, which totaled $0.8 million, $1.7 million, and $3.9 million during the years ended December 31, 1999, 2000, and 2001, respectively.

Comprehensive Income (Loss)

      In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income,” which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report “comprehensive income,” the measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income equals the total of net income and all other non-owner changes in equity.

Computation of Basic and Diluted Net Loss Per Share

      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase (in thousands, except per share amounts).

	Years Ended December 31,

	1999	2000	2001

Net loss	$(22,390)	$(768,478)	$(2,609,435)

Basic and diluted:
Weighted average shares of common stock outstanding	21,324	59,848	70,068
Less: Weighted average shares subject to repurchase	(5,953)	(3,810)	(1,844)

Weighted average shares used in computing basic and diluted net loss per common share	15,371	56,038	68,224

Basic and diluted net loss per common share	$(1.46)	$(13.71)	$(38.25)

      E.piphany has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share were approximately 24,384,000, 11,750,000, and 11,494,000 for the years ended December 31, 1999, 2000 and 2001, respectively. See Note 5 for further information on these securities.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

      SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. On this basis, E.piphany is organized and operates as one business segment, which manages the design, development, marketing, and sale of software solutions and related services. The Company distributes its products in the United States and in foreign countries through its sales personnel and indirect channel partners.

      Revenues according to geographic areas are as follows (in thousands):

	Years Ended December 31,

	1999	2000	2001

Revenues:
United States	$19,182	$116,982	$91,889
United Kingdom	—	8,981	23,886
Rest of World	—	1,318	9,913

Total	$19,182	$127,281	$125,688

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. E.piphany applied the new rules prospectively to transactions beginning in the first quarter of 2001. The adoption did not have a material effect on its financial position or results of operations.

      In March 2000, the FASB issued Financial Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB Opinion No. 25.” FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues (1) the definition of “employee” for purposes of applying APB No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. The adoption did not have a material effect on its financial position or results of operations.

      In June 2001, the FASB approved for issuance SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” Major provisions of these Statements are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment periodically using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives, (4) in-process research and development will continue to be written off immediately, (5) all acquired goodwill must be assigned to

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting units for purposes of impairment testing and segment reporting, and (6) effective January 1, 2002, existing goodwill will no longer be subject to amortization.

      Amortization and write-down of goodwill for the year ended December 31, 2001 was $2.5 billion, which includes a $1.7 billion impairment of goodwill and intangible assets charge. Beginning on January 1, 2002, our unamortized balance of $98.1 million of goodwill and other intangible assets will be subject to the new accounting pronouncements SFAS No. 141 and SFAS No. 142. As a result, acquired goodwill will no longer be amortized, but will continue to be subject to a periodic impairment assessment. The Company will continue to amortize other intangible assets of $16.2 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is expected to be $10.5 million for 2002, $5.0 million for 2003 and $0.7 million for 2004.

      In November 2001, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, Accounting for Certain Sales Incentives, EITF No. 00-22 Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. The Company does not believe that upon adoption it will have a significant impact on our financial statements.

      In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. Historically, the Company has recorded reimbursements as a reduction of services cost of revenue. The Company believes the adoption of this pronouncement will not result in a material increase in the Company’s services revenue and services cost of revenue.

3.     Commitments and Contingencies

      E.piphany leases certain equipment and its facilities under operating lease agreements. The leases expire at various dates through 2013. Future minimum lease payments under these leases as of December 31, 2001 were as follows (in thousands):

Year Ending December 31,

2002	$14,921
2003	13,803
2004	11,248
2005	8,859
2006	6,356
2007 and thereafter	36,604

$91,791

      Total gross rent expense was approximately $1.2 million, $7.0 million and $14.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 2001, approximately $3.8 million of the gross rent expense was recorded as part of the restructuring charge. For the year

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2001 the Company also received sublease income of approximately $1.0 million of which approximately $0.4 million reduced its rent expense and approximately $0.6 million reduced its restructuring charge.

Legal Proceedings

      As of the date hereof, there is no material litigation pending against us other than as disclosed in the paragraphs below. From time to time, we may be a party to litigation and claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

      On July 9, 2001, a putative securities class action, captioned Kucera v. E.piphany, Inc., et al., Civil Action No. 01-CV-6158, was filed against us, several of our officers, and three underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act of 1934 against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between September 21, 1999 and December 6, 2000. One additional lawsuit was filed subsequently which contains allegations substantially identical to those in the Kucera complaint.

      Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other companies. The lawsuits against us have been coordinated for pretrial purposes with these other related lawsuits, and have been assigned the collective caption In re Initial Public Offering Securities Litigation. The coordinated pretrial proceedings are presently being overseen by Judge Shira A. Scheindlin. We believe we have meritorious defenses to these securities lawsuits and will defend ourselves vigorously.

Restructuring Costs

      In the quarter ended September 30, 2001, the Company initiated a plan to restructure its worldwide operations, by among other things, reducing its workforce and consolidating its operating facilities. This plan was executed during the quarters ended September 30, 2001 and December 31, 2001. Over the two quarters, the restructuring resulted in a total charge of $43.0 million to account for these activities. Of this total charge, $5.8 million was paid in cash and $4.8 million reflects a non-cash charge taken during the quarters ended September 30, 2001 and December 31, 2001. We recorded the low end of a range of assumptions modeled for the restructuring charge, in accordance with SFAS No. 5, “Accounting for Contingencies.” Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table describes restructuring charges taken through December 31, 2001 (in thousands):

	Accrued				Accrued
	Balance at				Balance at
	December 31,	Total	Cash	Non Cash	December 31,
	2000	Charges	Payments	Activity	2001

Severance and related charges	$—	$2,592	$(2,109)	$(425)	$58
Write-off of property and equipment	—	4,384	—	(4,384)	—
Lease termination costs	—	35,995	(3,645)	—	32,350

Total	$—	$42,971	$(5,754)	$(4,809)	32,408

Less: current portion					(8,954)

Restructuring costs, net of current portion					$23,454

      Severance and related charges primarily consisted of involuntary termination benefits and payroll taxes. As of December 31, 2001, the remaining accrued balance of approximately $0.1 million consisted primarily of severance costs that are expected to result in cash payments during the quarter ending March 31, 2002. Lease termination costs of $36.0 million are based on estimated exit costs associated with the abandonment of certain leased facilities in Atlanta, Boston, Chicago, New York, and San Mateo for the remaining lease terms. These lease termination costs reflect remaining lease liabilities and brokerage fees stated at actual cost reduced by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements may differ materially from the accrual balance at December 31, 2001. As of December 31, 2001, $32.3 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2013.

Letters of Credit

      In February 2001, the Company entered into four secured letters of credit totaling $5.2 million with a bank. These letters of credit, which expired in February 2002 were renewed for an additional one year term, which expire in February 2003. In July 2001, the Company entered into a secured letter of credit totaling $0.5 million with a bank, which expires in July 2002. In October 2001, the Company entered into a $0.4 million secured letter of credit with a bank, which expires in October 2002. In November 2001, the Company entered into a $3.3 million secured letter of credit with a bank, which expires in November 2002. These letters of credit collateralize the Company’s obligations to third-parties for lease payments and are secured by cash, cash equivalents and short-term investments.

4.     Preferred Stock

      During 1997 through 1999, E.piphany issued 17,340,000 shares of preferred stock. These shares were converted to shares of common stock upon the closing of E.piphany’s initial public offering (IPO) on September 21, 1999. Upon the closing of the IPO, E.piphany authorized 5,000,000 shares of undesignated preferred stock for future issuance. E.piphany held a special meeting of stockholders on December 6, 2000, during which the stockholders of E.piphany approved an increase in the number of authorized shares of preferred stock, $0.0001 par value, from 5,000,000 to 25,000,000 shares.

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Common Stock

      E.piphany held a special meeting of stockholders on December 6, 2000, during which the stockholders of E.piphany approved an increase in the number of authorized shares of common stock, $0.0001 par value, from 100,000,000 to 500,000,000 shares.

      In July 1998, E.piphany’s chief executive officer purchased 2,400,000 shares of common stock under a restricted stock purchase agreement in exchange for a promissory note (see Note 7). Pursuant to the stock purchase agreement, E.piphany has the right to repurchase the common stock at the original purchase price upon the occurrence of certain events. The repurchase right expires over a 48-month period. As of December 31, 2001, 250,000 shares of common stock were subject to repurchase by E.piphany.

      In addition, certain employees have early exercised stock options that are not fully vested. All early exercised but unvested stock options are subject to repurchase by E.piphany at the original exercise price, if the employee’s employment is terminated prior to the time the stock options would have vested. As of December 31, 2001, 363,430 shares of common stock were subject to repurchase under stock options agreements with these employees.

      As of December 31, 2001, E.piphany had reserved the following shares of authorized but unissued common stock:

Stock options outstanding under the 1997 stock option plan	2,493,744
Stock options outstanding under the 1999 stock option plan	8,197,842
Stock options outstanding under the 2000 nonstatutory stock option plan	1,639,360
Stock options outstanding under plans assumed through acquisition	931,768
Stock options available for grant under the 1999 stock option plan	1,496,444
Stock options available for grant under the 2000 nonstatutory stock option plan	604,015
Stock reserved for issuance under the 1999 employee stock purchase plan	6,032,152
Warrants assumed through acquisition	5,366

Total shares reserved	21,400,691

Warrants

      In June 1999, E.piphany issued a warrant to purchase 46,875 shares of Series C preferred stock at $2.25 per share in connection with obtaining an equipment lease line. The fair value of the warrant at the date of issuance was determined to be $141,000 and was estimated using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rate of 5.2%; expected life of 3 years; and expected volatility of 85%. This warrant was exercised during 2000.

      Upon the closing of the Company’s IPO, all warrants to purchase preferred stock converted to warrants to purchase common stock.

Stock-Based Compensation

      Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. In connection with the grant of certain stock options to employees during the years ended December 31, 1999, 2000 and 2001, we recorded deferred compensation of approximately $2.8 million, $0, and $1.4 million, respectively. As of December 31, 2001, deferred compensation remaining to be amortized totaled $0.9 million. This amount is being amortized over the respective vesting periods of these equity

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments in a manner consistent with FIN No. 28. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

      During the years ended December 31, 1999, 2000 and 2001, E.piphany recorded stock-based compensation of $0.4 million, $2.0 million, and $50,000, respectively, related to equity instruments issued to non-employees. Stock-based compensation related to stock options to purchase common stock that are issued to non-employees is determined based upon the fair value in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

1999 Employee Stock Purchase Plan

      On June 30, 1999, the Board of Directors approved the adoption of E.piphany’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 7,360,591 shares of common stock have been reserved for issuance under the Purchase Plan as of December 31, 2001. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan. As of December 31, 2001, 1,328,439 shares had been purchased and 6,032,152 shares are available for future issuance under the Purchase Plan.

Initial Public Offering

      On September 21, 1999, E.piphany completed an initial public offering of 7,158,750 shares of its common stock at a price of $10.66 per share and received net proceeds of approximately $69.6 million.

Secondary Offering

      In January 2000, E.piphany completed a public offering (the “Offering”) of 5,550,000 shares of common stock. E.piphany sold 2,990,796 shares of common stock and the selling stockholders sold 2,559,204 shares of common stock. In addition, the underwriters exercised their option to purchase 627,750 shares, of which 156,513 were from E.piphany and 471,237 were from selling stockholders, to cover over-allotments of shares. The net proceeds to the Company from the Offering totaled $356.1 million.

Stock Option Exchange Program

      On April 2, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six-month period. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase the Company’s common stock in return for it’s promise to grant new options on the grant date of November 5, 2001. A total of 4,687,353 options were granted at the fair market value of $6.44 per share on November 5, 2001 to those employees who had been continuously employed by the Company from the date they tendered their original options through November 5, 2001. The exchange program was not made available to the Company’s executive officers, directors, consultants, former employees or any of its employees who were residents of The Netherlands, Switzerland, Spain or Brazil or who were employed by subsidiaries located in those countries.

Stock Options

      In 1997, E.piphany adopted the 1997 Stock Plan (the “1997 Plan”) under which incentive stock options and nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are immediately exercisable, but shares so purchased vest over periods determined by the Board of Directors, generally four years. Upon termination of employment, unvested shares may be repurchased by E.piphany for the original purchase price. The Board of Directors determined that no further options would be granted under the 1997 Plan after the initial public offering. In addition to the shares authorized for the 1999 Plan, the 1997 Plan options authorized but not granted as of the IPO date were made available for grant under the 1999 Plan. Accordingly, no shares are available for grant under the 1997 Plan as of December 31, 2001.

      On June 30, 1999, the Board of Directors approved the adoption of E.piphany’s 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant a vesting schedule determined by the Board of Directors, which is typically over a period of four years. A total of 9,782,510 shares of common stock have been reserved for issuance and 88,224 options have been exercised under the 1999 Plan. As of December 31, 2001, 1,496,444 shares were available for grant.

      On October 18, 2000, the Board of Directors approved the adoption of E.piphany’s 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). Under the Nonstatutory Plan, nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for nonstatutory stock options is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant a vesting schedule determined by the Board of Directors. A total of 2,250,000 shares of common stock have been reserved for issuance and 6,625 options have been exercised under the Nonstatutory Plan. As of December 31, 2001, 604,015 shares were available for grant.

      E.piphany accounts for its stock option plans pursuant to APB 25 whereby the difference between the exercise price and the fair value at the date of grant is recognized as compensation expense. Had compensation expense for stock option plans been determined consistent with SFAS No. 123, net losses would have increased to the following pro forma amounts (in thousands, except per share amounts):

	Years Ended December 31,

	1999	2000	2001

Net loss as reported	$(22,390)	$(768,478)	$(2,609,435)
Net loss pro forma	$(24,956)	$(825,942)	$(2,710,855)
Net loss per share as reported	$(1.46)	$(13.71)	$(38.25)
Net loss per share pro forma	$(1.62)	$(14.74)	$(39.73)

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 2000, and 2001:

	1999	2000	2001

Risk-free interest rate	6.07%	5.77%	4.39%
Expected life of the option	4.5 years	4.5 years	4.5 years
Dividend yield	—%	—%	—%
Volatility	85%	149%	130%

      The following table summarizes the stock option plan activity under the stock option plans (in thousands, except per share amounts):

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	1999		2000		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	2,491	$0.38	4,754	$8.95	11,079	$38.10
Granted	5,188	$8.81	8,431	$49.89	11,677	$11.93
Exercised	(2,283)	$1.13	(1,174)	$3.03	(690)	$5.08
Canceled	(642)	$2.35	(932)	$40.10	(8,803)	$49.20

Outstanding at end of period	4,754	$8.95	11,079	$38.10	13,263	$9.41

Vested and exercisable at end of period	347	$2.58	1,278	$14.74	3,856	$10.12

Weighted average fair value per share	$8.95		$38.10		$9.41

	Options Outstanding
				Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
December 31, 2001		Remaining	Average		Average
Range of Exercise Prices	Number	Years	Exercise Price	Number	Exercise Price

$0.01 - $ 0.01	2	6.38	$0.01	2	$0.01
$0.08 - $ 0.67	309	6.54	$0.43	186	$0.42
$1.05 - $ 1.80	487	7.35	$1.68	249	$1.67
$1.97 - $ 4.27	1,148	7.74	$3.56	581	$3.70
$4.76 - $ 7.33	7,499	9.54	$6.59	2,087	$6.65
$7.45 - $ 13.50	2,470	9.26	$10.08	221	$10.42
$13.67 - $ 31.88	877	8.43	$25.73	296	$26.29
$32.75 - $ 43.67	352	8.74	$37.71	152	$38.31
$51.70 - $ 69.42	78	8.42	$61.82	53	$62.44
$106.60 - $162.33	41	8.01	$116.48	29	$113.95

$0.01 - $162.33	13,263	9.08	$9.41	3,856	$10.12

6.     Income Taxes

      E.piphany accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance has been recorded for the total deferred tax assets of E.piphany as a result of uncertainties regarding the realization of the assets based on the limited operating history of E.piphany, the lack of

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profitability to date, and the uncertainty of future profitability. The components of net deferred tax assets are as follows (in thousands):

	December 31,

	2000	2001

Net operating loss carryforwards	$40,190	$73,730
Restructuring charge	—	17,188
Accruals and reserves	4,876	6,268
Plant and equipment	135	901
Startup and organization costs	108	298
Research and development credits	1,667	7,738

Total deferred tax assets	46,976	106,123
Valuation allowance	(46,976)	(106,123)

Net deferred tax assets	$—	$—

      As of December 31, 2001, E.piphany had net operating loss carryforwards of approximately $161.6 million and $137.3 million for federal and state tax purposes, respectively. The tax-effected amount of these operating loss carryforwards as of December 31, 2001 is $73.7 million. The federal net operating loss and other credit carryforwards expire on various dates beginning on 2012 through 2021. The state net operating loss carryforwards will expire on various dates through 2006. The deferred tax assets at December 31, 2001 also include approximately $24.8 million related to the acquisitions of RightPoint, Octane, eClass, iLeverage and Moss (including net operating losses of $66.7 million and $38.8 million, federal and state respectively) and when realized, will be used to reduce the amount of any remaining goodwill that was originally recorded at the date of the acquisitions. In addition, approximately $17.6 million of the deferred tax asset relates to employee stock option deductions and accordingly will be credited directly to stockholders’ equity and will not be available to reduce the provision for income taxes in future years.

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

      The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income rate of 34% to income (loss) before taxes as follows:

	Years Ended December 31,

	1999	2000	2001

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%	(6.0)%
Amortization of stock compensation	4.45%	0.18%	—
Amortization of goodwill and in-process R&D	—	38.73%	38.03%
Net operating loss not benefited and other	35.55%	1.09%	1.97%

	—%	—%	—%

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pretax income (loss) from operations for the years ended December 31, 1999, 2001 and 2001 consisted of the following components (in thousands):

	Years Ended December 31,

	1999	2000	2001

Domestic	$(22,390)	$(758,925)	$(2,578,834)
Foreign	—	(9,553)	(30,601)

Total pretax loss	$(22,390)	$(768,478)	$(2,609,435)

7.     Related Party Transactions

      The chief executive officer of E.piphany was offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan bears interest at 5.6% per annum compounded monthly. Amounts drawn on this loan as of January 1, 2000 were paid in full upon the officer’s first sale of E.piphany stock. The chief executive officer then continued to receive monthly payments from this loan through July 31, 2000, which are still outstanding. As of December 31, 2001, the outstanding balance including accrued interest was in the sum of $160,000. As the repayment of this amount was contingent on future stock sales, this amount was expensed as paid. Advances under the loan were charged to compensation expense in the period in which the amounts were loaned to the officer, and thus, $250,000, $146,000 and $0 are included in general and administrative expense in the accompanying statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively. General and administrative expense was then reduced by the amount of $250,000 in the operating results for the year ended December 31, 2000 when that amount was repaid. The chief executive officer was also extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan bears interest at 5.6% per annum compounded monthly. As of December 31, 2001, the outstanding balance including accrued interest was in the sum of $197,000. In 1998, the chief executive officer was also given a loan to purchase 2,400,000 shares of common stock at $0.27 per share. This loan is collateralized by the underlying shares of E.piphany. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum. As of December 31, 2001, the outstanding balance including accrued interest on this loan was $575,000.

      The chief executive officer of E.piphany is currently a member of the Board of Directors of four of E.piphany’s customers. Total revenues to E.piphany from these customers were $0.6 million, $0.9 million and $0.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. E.piphany had accounts receivable balances from these customers totaling $0.2 million and $0 for the years ended December 31, 2000 and 2001, respectively.

      In addition, four of E.piphany’s customers have board members that are also on E.piphany’s Board of Directors. Total revenues to E.piphany from these customers were $0.7 million, $0.4 million and $3.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. E.piphany had accounts receivable balances from these customers totaling $0.5 million and $0.5 million for the years ended December 31, 2000 and 2001, respectively.

8.     Acquisitions

The RightPoint Acquisition

      On January 4, 2000, E.piphany acquired RightPoint Software, Inc. (“RightPoint”) in a merger transaction. RightPoint developed and marketed real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. Under the terms of the merger

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, stockholders of RightPoint received approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they owned at the time the merger was consummated. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for 4,614,992 shares of E.piphany’s common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 795,000 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of RightPoint’s operations subsequent to January 4, 2000 have been included in E.piphany’s operating results for the year ended December 31, 2000 and 2001. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use.

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

      In connection with the acquisition of RightPoint, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$3,076
Property, plant and equipment and other noncurrent assets	817
Note receivable from stockholder	1,185
Goodwill and purchased intangibles, including in-process technology	501,318
Current liabilities assumed	(9,633)

Net assets acquired	$496,763

The iLeverage Acquisition

      On May 1, 2000, E.piphany acquired iLeverage Corporation (“iLeverage”) in a merger transaction. iLeverage developed marketing solutions for digital marketplaces. Under the terms of the merger agreement, stockholders of iLeverage received approximately 0.007 and 0.008097 shares of E.piphany common stock for each share of iLeverage common stock and preferred stock, respectively. The total purchase price was approximately $29.0 million. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of iLeverage in exchange for 177,146 shares of E.piphany’s common stock. In addition, options of iLeverage were converted into options to purchase approximately 95,231 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of iLeverage’s operations subsequent to May 1, 2000 have been included in E.piphany’s operating results for the year ended December 31, 2000 and 2001.

      In connection with the acquisition of iLeverage, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$285
Goodwill and purchased intangibles	29,143
Current liabilities assumed	(391)

Net assets acquired	$29,037

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The eClass Acquisition

      On May 31, 2000, E.piphany acquired eClass Direct, Inc. (“eClass”) in a merger transaction. eClass was an application service provider of permission-based e-mail marketing services. Under the terms of the merger agreement, stockholders of eClass received approximately 0.1411 shares of E.piphany common stock for each share of eClass common stock. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of eClass in exchange for 1,084,031 shares of E.piphany’s common stock. In addition, options of eClass were converted into options to purchase approximately 69,575 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of eClass’ operations subsequent to May 31, 2000 have been included in E.piphany’s operating results for the year ended December 31, 2000 and 2001. The total purchase price was approximately $50.3 million.

      In connection with the acquisition, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$1,571
Property, plant and equipment	250
Goodwill and purchased intangibles	48,620
Current liabilities assumed	(127)

Net assets acquired	$50,314

The Octane Acquisition

      On May 31, 2000, E.piphany acquired Octane Software, Inc. (“Octane”) in a merger transaction. Octane was a provider of next-generation multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the merger agreement, stockholders of Octane received approximately 0.5097 shares of E.piphany common stock for each share of Octane common stock they owned at the time the merger was consummated. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of Octane in exchange for 17,353,426 shares of E.piphany’s common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,836,839 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Octane’s operations subsequent to May 31, 2000 have been included in E.piphany’s operating results for the year ended December 31, 2000 and 2001. The total purchase price was approximately $2.7 billion, of which $25.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use.

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

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of Octane, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$24,828
Property, plant and equipment and other noncurrent assets	4,518
Note receivable from stockholder	1,179
Goodwill and purchased intangibles, including in-process technology	2,705,946
Current liabilities assumed	(26,078)

Net assets acquired	$2,710,393

The Acquisition of Certain Intellectual Property Assets of Radnet

      On January 29, 2001, E.piphany acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. The total purchase price was approximately $10.3 million. This transaction added to E.piphany’s strategic intellectual property and complemented its current product development plan. The purchased intellectual property assets are being amortized on a straight-line basis over a useful life of three years.

The Moss Acquisition

      On April 12, 2001, E.piphany acquired Moss Software, Inc. in a merger transaction. Moss Software was a provider of customer relationship management products that resolve sales automation challenges and better manage their sales cycles. Under the terms of the merger agreement, stockholders of Moss Software received approximately 0.0581 shares of E.piphany common stock for each share of Moss Software common stock held by them, which resulted in a total issuance of approximately 1,370,296 shares. In addition, E.piphany assumed all outstanding options to purchase Moss Software common stock, as adjusted to reflect the exchange ratio. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Moss Software’s operations subsequent to April 12, 2001 have been included in E.piphany’s operating results for the year ended December 31, 2001. The total purchase price was approximately $40.6 million. In connection with the assumption of all outstanding options, the Company recorded deferred compensation of approximately $1.0 million. The deferred compensation represents the difference between the fair value of the unvested options at the date of acquisition and the option exercise price at the date of the option grant, and will be amortized over the vesting period.

      In connection with the acquisition, net assets acquired were as follows (in thousands):

Cash, receivables and other current assets	$384
Deferred compensation	976
Goodwill and purchased intangibles	45,548
Current liabilities assumed	(6,280)

Net assets acquired	$40,628

      The following table presents the unaudited pro forma results assuming that E.piphany had merged with Octane, eClass, iLeverage and RightPoint at the beginning of fiscal year 2000. The unaudited pro forma results of Moss and Radnet were excluded from the table because they did not have a material effect on the Company’s pro forma results of operations. Net loss has been adjusted to exclude the write-offs of acquired in-process research and development of approximately $47.0 million and includes amortization of purchased intangibles of approximately $1.1 billion for the years ended December 31, 1999 and 2000. Net loss also includes $2.9 million and $3.5 million of stock based compensation for the years ended December 31, 1999

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2000, respectively. This information may not necessarily be indicative of the future combined results of operations of E.piphany (in thousands, except per share amounts).

	Year Ended
	December 31,

	1999	2000

Revenues	$29,484	$135,169
Net loss	$(1,127,287)	$(1,137,549)
Basic net loss per share	$(122.31)	$(17.85)

Impairment

      The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17, “Intangible Assets.” As part of its review of its third quarter financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeded the Company’s market capitalization, and the overall decline in industry growth rates, which have negatively impacted the Company’s revenues and forecasted revenue growth rates, which precipitated the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their current estimated fair market value. Fair market value was determined based on discounted future cash flows for the acquisitions that had separately identifiable cash flows. It is reasonably possible that the estimates and assumptions used under our assessment may change in the short-term resulting in the need to further write-down our goodwill and other long-lived assets.

      Beginning on January 1, 2002, our unamortized balance of $98.1 million of goodwill and other intangible assets will be subject to the new accounting pronouncements SFAS No. 141 and SFAS No. 142 as described in Note 2 of Notes to Consolidated Financial Statements. As a result, acquired goodwill will no longer be amortized, but will continue to be subject to a periodic impairment assessment. The Company will continue to amortize other intangible assets of $16.2 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is expected to be $10.5 million for 2002, $5.0 million for 2003 and $0.7 million for 2004.

      The following table summarizes the impairment charge by acquisition for the related goodwill and purchased intangibles (in thousands):

				Balance as of
	Beginning	Accumulated	Impairment	December 31,
	Balance	Amortization	Charge	2001

RightPoint	$479,642	$(283,842)	$(179,596)	$16,204
iLeverage	29,143	(13,762)	(15,381)	—
eClass	48,347	(21,882)	(24,657)	1,808
Octane	2,679,413	(1,201,154)	(1,421,433)	56,826
Radnet	10,325	(2,399)	(7,050)	876
Moss	45,548	(10,080)	(13,069)	22,399

	$3,292,418	$(1,533,119)	$(1,661,186)	$98,113

E.PIPHANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     401(k) Plan

      In January 1999, E.piphany adopted a 401(k) plan (the “401(k)”). Participation in the 401(k) is available to all employees. Employees are eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant may elect to contribute an amount up to 15% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

10.	Valuation and Qualifying Accounts

      The following table presents annual information related to the allowance for doubtful accounts for the three years ended December 31, 2001 (in thousands):

			Charged to
	Balance at	Charged to	Allowance for	Balance at
	Beginning of	Costs and	Doubtful	End of
	Period	Expenses	Account	Period

Allowance for doubtful accounts
Years ended December 31, (in thousands):
1999	$30	$270	$—	$300
2000	$300	$4,450	$—	$4,750
2001	$4,750	$2,700	$(3,118)	$4,332

11.     Selected Quarterly Financial Data (Unaudited)

      The following table presents selected quarterly information for 2000 and 2001 (in thousands, except share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000:
Revenues	$14,415	$24,519	$39,140	$49,207
Gross profit	8,286	14,828	21,491	27,371
Net loss	(66,968)	(147,556)	(277,269)	(276,685)
Basic and diluted net loss per share	$(1.57)	$(2.87)	$(4.35)	$(4.26)
2001:
Revenues	$38,077	$31,098	$28,506	$28,007
Gross profit	15,826	16,740	18,713	19,205
Net loss	$(295,395)	$(294,044)	$(1,983,153)	$(36,843)
Basic and diluted net loss per share	$(4.48)	$(4.30)	$(28.68)	$(0.53)

12.     Minority Interest in Subsidiary

      In April 2001, E.piphany established a consolidated subsidiary in Japan, Nihon E.piphany K.K., issuing a total of 280 shares of common stock. E.piphany holds 196 shares, or 70% of the subsidiary’s total capital stock, and three local employees of the subsidiary hold 84 shares, or 30% of the subsidiary’s total capital stock, each holder having purchased shares for cash consideration at par value of approximately $416.67 per share. Nihon E.piphany K.K. markets, sells and supports the E.piphany’s products in Japan. As of December 31, 2001, a minority interest of approximately $35,000 was shown on E.piphany’s Consolidated Balance Sheet in order to reflect the original investment in Nihon E.piphany K.K. made by the minority investors.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Officers of the Registrant

      The information concerning our directors required by this Item is incorporated by reference to the information under the heading “Proposal No. 1 — Election of Directors” in E.piphany’s Proxy Statement.

      The information concerning our executive officers required by this Item is incorporated by reference to the information under the heading “Other Information — Executive Officers” in E.piphany’s Proxy Statement.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to information under the heading “Executive Compensation,” “Option Grants in Last Fiscal Year,” and “Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” in our Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statements, and Reports on Form 8-K

      (a)(1) Financial Statements.

      Our consolidated financial statements of as set forth under Item 8 are filed as part of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules.

      See Item 14 (d) below.

      (a)(3) Exhibits.

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.
3.2*	Restated Bylaws of the Registrant.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2	1999 Stock Plan and form of agreements thereunder, as amended on September 28, 2001.
10.3*	1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4*	1997 Stock Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Investors’ Rights Agreement dated June 16, 1999.

Number	Exhibit Title

10.6*	Form of Amended and Restated Common Stock Purchase Agreement dated March 18, 1997 between the Registrant and four stockholders.
10.7*	Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge Agreement and Joint Escrow Instructions dated July 1, 1998 between Roger S. Siboni and the Registrant.
10.8*	Promissory Note dated August 15, 1998 between Roger S. Siboni and the Registrant.
10.9**	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.
10.10***	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.11****	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.12****	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.
10.13****	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.
10.14*****	iLeverage corporation 1997 Stock Plan and form of agreements thereunder.
10.15******	eClass Direct, Inc. 1998 Stock Option Plan and form of agreements thereunder.
10.16*******	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.17*******	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.
10.18	Change of Control Severance Agreement dated January 25, 2002 between Roger S. Siboni and the Registrant
10.19	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant
10.20	Form Change of Control Agreement between the Registrant and each of Phillip Fernandez, Jeffrey Pulver, Roy Camblin, and Kevin Yeaman.
10.21	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Karen Richardson.
10.22	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Phillip Fernandez.
10.23	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Kevin Yeaman.
10.24	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Roy Camblin.
10.25	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Jeffrey Pulver.
10.26	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and William Walsh.
10.27	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Karen Richardson.
10.28	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Phillip Fernandez.
10.29	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Kevin Yeaman.
10.30	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Roy Camblin.
10.31	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Jeffrey Pulver.
10.32	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and William Walsh.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
24.1	Power of Attorney (see page 66).

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 20, 2000.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission On October 23, 2000.
****	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.
******	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.
*******	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 26, 2001.

      (b) Reports on Form 8-K.

      None.

      (c) Exhibits.

      See Item 14(a)(3) above.

      (d) Financial Statement Schedules.

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 6th day of March, 2002.

E.PIPHANY, INC.

By:	/s/ ROGER S. SIBONI

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

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ ROGER S. SIBONI Roger S. Siboni	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2002

/s/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2002

/s/ PAUL M. HAZEN Paul M. Hazen	Director	March 6, 2002

/s/ ROBERT L. JOSS Robert L. Joss	Director	March 6, 2002

/s/ SAM H. LEE Sam H. Lee	Director	March 6, 2002

/s/ DOUGLAS J. MACKENZIE Douglas J. Mackenzie	Director	March 6, 2002

/s/ JENNY J. MING Jenny J. Ming	Director	March 6, 2002

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.
3.2*	Restated Bylaws of the Registrant.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2	1999 Stock Plan and form of agreements thereunder, as amended on September 28, 2001.
10.3*	1999 Employee Stock Purchase Plan and form of agreements thereunder.
10.4*	1997 Stock Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Investors’ Rights Agreement dated June 16, 1999.
10.6*	Form of Amended and Restated Common Stock Purchase Agreement dated March 18, 1997 between the Registrant and four stockholders.
10.7*	Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge Agreement and Joint Escrow Instructions dated July 1, 1998 between Roger S. Siboni and the Registrant.
10.8*	Promissory Note dated August 15, 1998 between Roger S. Siboni and the Registrant.
10.9**	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.
10.10***	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.11****	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.12****	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.
10.13****	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.
10.14*****	iLeverage corporation 1997 Stock Plan and form of agreements thereunder.
10.15******	eClass Direct, Inc. 1998 Stock Option Plan and form of agreements thereunder.
10.16*******	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.17*******	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.
10.18	Change of Control Severance Agreement dated January 25, 2002 between Roger S. Siboni and the Registrant
10.19	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant
10.20	Form Change of Control Agreement between the Registrant and each of Phillip Fernandez, Jeffrey Pulver, Roy Camblin, and Kevin Yeaman.
10.21	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Karen Richardson.
10.22	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Phillip Fernandez.
10.23	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Kevin Yeaman.
10.24	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Roy Camblin.
10.25	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and Jeffrey Pulver.
10.26	Notice of Stock Option Grant and Stock Option Agreement dated April 17, 2001 between the Registrant and William Walsh.
10.27	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Karen Richardson.
10.28	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Phillip Fernandez.
10.29	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Kevin Yeaman.

Number	Exhibit Title

10.30	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Roy Camblin.
10.31	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and Jeffrey Pulver.
10.32	Notice of Stock Option Grant and Stock Option Agreement dated November 20, 2001 between the Registrant and William Walsh.
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 10, 2000.
***	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) filed with the Securities and Exchange Commission On October 23, 2000.
****	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.
*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.
******	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.
*******	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 26, 2001.