Form 10-Q
period 2002-03-31
E PIPHANY INC
filed 2002-05-14
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-26881

E.PIPHANY, INC.

(Exact Name as Registrant specified in its charter)

Delaware	77-0443392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1900 South Norfolk Street, Suite 310
San Mateo, California 94403

(Address of principal executive offices)

(650) 356-3800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2002, was 72,093,164.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2001	2002

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,940	$167,041
Short-term investments	121,324	141,522
Accounts receivable, net	13,703	16,258
Prepaid expenses and other assets	3,866	3,255

Total current assets	341,833	328,076
Property and equipment, net	22,320	19,964
Goodwill and purchased intangibles, net	98,113	95,465
Other assets	3,589	3,488

Total assets	$465,855	$446,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$498	$467
Accounts payable	2,537	1,240
Accrued liabilities	11,260	10,561
Accrued compensation	11,873	12,298
Current portion of restructuring costs	8,954	8,199
Deferred revenue	15,380	15,845

Total current liabilities	50,502	48,610
Restructuring costs, net of current portion	23,454	21,303
Capital lease obligations, net of current portion	156	34
Other long-term liabilities	316	310

Total liabilities	74,428	70,257
Minority interest	35	35
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,807,410	3,809,736
Stockholders’ notes receivable	(778)	(778)
Accumulated other comprehensive loss	(564)	(946)
Deferred compensation	(901)	(520)
Accumulated deficit	(3,413,782)	(3,430,798)

Total stockholders’ equity	391,392	376,701

Total liabilities and stockholders’ equity	$465,855	$446,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

	as adjusted (1)
Revenues:
Product license	$22,432	$10,911
Services (1)	16,867	11,235

Total revenues	39,299	22,146

Cost of revenues:
Product license	744	246
Services (1)	22,729	8,164

Total cost of revenues	23,473	8,410

Gross profit	15,826	13,736

Operating expenses:
Research and development	11,419	8,616
Sales and marketing	23,978	16,927
General and administrative	8,639	3,246
Restructuring costs	—	494
Amortization of goodwill and purchased intangibles	270,436	2,648
Stock-based compensation	290	377

Total operating expenses	314,762	32,308

Loss from operations	(298,936)	(18,572)
Other income, net	3,541	1,556

Net loss	$(295,395)	$(17,016)

Basic and diluted net loss per share	$(4.48)	$(0.24)

Shares used in computing basic and diluted net loss per share	65,943	70,736

(1)	Pursuant to the Financial Accounting Standards Board Staff announcement (Topic No. D-103), reimbursable expenses have been reclassified into revenues, with a corresponding increase in cost of revenues for the three months ended March 31, 2001. See Note 2 of Notes to Condensed Consolidated Financial Statements for more detailed information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(295,395)	$(17,016)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	852	2,597
Provision for doubtful accounts	2,000	298
Stock-based compensation	290	377
Noncash restructuring costs	—	371
Amortization of goodwill and purchased intangibles	270,436	2,648
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,061)	(2,853)
Prepaid expenses and other assets	(1,179)	712
Accounts payable	772	(1,297)
Accrued liabilities	205	(332)
Restructuring costs	—	(2,906)
Deferred revenue	(2,773)	465

Net cash used in operating activities	(26,853)	(16,936)

Cash flows from investing activities:
Purchases of property and equipment	(4,662)	(398)
Acquisition related costs and changes in accruals	(75)	51
Purchases and sales of investments, net	(18,434)	(20,441)

Net cash used in investing activities	(23,171)	(20,788)

Cash flows from financing activities:
Principal payments on capital lease obligations	(175)	(153)
Repayments on notes receivable	1,023	—
Proceeds from sale of common stock, net of repurchases	1,456	2,116

Net cash provided by financing activities	2,304	1,963

Effect of foreign exchange rates on cash and cash equivalents	226	(138)

Net decrease in cash and cash equivalents	(47,494)	(35,899)
Cash and cash equivalents at beginning of period	319,634	202,940

Cash and cash equivalents at end of period	$272,140	$167,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 6, 2002.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three months ended March 31, 2002. The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements included the accounts of E.piphany and its subsidiaries. As of March 31, 2002, the Company had one subsidiary, Nihon E.piphany, K.K., as to which it maintained less than 100% ownership. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect during each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are reflected in stockholders’ equity in the condensed consolidated balance sheets under the caption “Accumulated other comprehensive loss.” Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

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

Impairment of Long-Lived Assets and Identifiable Intangible Assets

     The Company evaluates long-lived assets and certain identifiable intangibles for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that don’t meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. To date, when E.piphany has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and service revenues have been recognized pursuant to SOP 81-1. Prior to the first quarter of 2001, E.piphany was primarily responsible for the implementation services with respect to the majority of its license arrangements. Since the first quarter of 2001, third-party consulting organizations have been primarily responsible for the implementation services with respect to the majority of E.piphany’s license arrangements and therefore less license revenues have been recognized pursuant to SOP 81-1.

     Maintenance Agreements. Maintenance agreements generally require E.piphany to provide technical support and software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations.

     Consulting, Implementation and Training Services. E.piphany provides consulting, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed.

     The American Institute of Certified Public Accountants issued Statement Of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) in October 1997. The Company believes it is in compliance with this standard. E.piphany adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”, on January 1, 2000 which has had no material impact on the Company’s financial position or results of operations.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied or analogized to transactions not addressed by existing rules. The Company adopted the provisions of SAB 101 in its fourth fiscal quarter of 2000. The adoption of SAB 101 did not have a material impact on the Company’s financial position or results of operations.

Accounts Receivable and Deferred Revenue

     Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. This generally results from license revenue being deferred until all requirements under SOP 97-2 and SOP 81-1 are met, from amounts paid in advance for maintenance contracts and from professional services revenues being deferred until services are rendered. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 and SOP 81-1 are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement and deferred services revenue is recognized as services are rendered.

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

     The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes that financial risks associated with these financial instruments are minimal. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company’s customers mainly are resident of businesses in Asia, Australia, Canada, Europe, Latin America and the United States. The Company performs credit evaluations of its prospective customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such reserves have been adequate to cover actual losses incurred.

     Revenue and accounts receivable comprising more than 10% of total amounts by customers is as follows:

	% of
	Total Revenues

	Three Months Ended		% of Accounts
	March 31,		Receivable as of

			December 31,	March 31,
	2001	2002	2001	2002

Customer A	—	12%	—	13%

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved for issuance Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Major provisions of these Statements are as follows: (1) all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001, (2) intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability, (3) goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment periodically using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives, (4) in-process research and development will continue to be written off immediately, (5) all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting, and (6) effective January 1, 2002, existing goodwill was no longer subject to amortization.

     The Company adopted the provisions of SFAS 141 and SFAS 142 as of January 1, 2002. Amortization of goodwill and other intangible assets for the quarter ended March 31, 2002 was $2.6 million. Beginning on January 1, 2002, our unamortized balance of goodwill and other intangible assets was subject to the new accounting pronouncements SFAS 141 and SFAS 142. As a result, acquired goodwill was no longer amortized, but will continue to be subject to a periodic impairment assessment. We will continue to amortize other intangible assets of $13.6 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is expected to be $7.9 million for 2002, $5.0 million for 2003 and $0.7 million for 2004.

     In November 2001, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The adoption did not have a material effect on our financial position or results of operations.

     In November 2001, the staff of the FASB reached consensus on Topic No. D-103, entitled “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (“Topic D-103”). This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Historically, we have recorded reimbursements as a reduction of cost of services revenues. Beginning in the first quarter of 2002, we have adopted Topic D-103 and have recorded reimbursable expenses as revenue. For all comparative periods, reimbursable expenses have been reclassified into revenues, with a corresponding increase in cost of revenues. The impact of Topic D-103 on revenues and cost of revenues for the quarter ended March 31, 2001 and 2002 is presented as follows (in thousands):

	Three Months Ended
	March 31,

	2001	2002

Services revenues (as historically presented)	$15,645	$10,861
Impact of Topic D-103	1,222	374

Services revenues (as currently presented)	$16,867	$11,235

	Three Months Ended
	March 31,

	2001	2002

Cost of services revenues (as historically presented)	$21,507	$7,790
Impact of Topic D-103	1,222	374

Cost of services revenues (as currently presented)	$22,729	$8,164

     With the adoption of Topic D-103, the Company typically recognizes as revenue reimbursable expenses billed to customers when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

3. Stockholders’ Equity

Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. In connection with the grant of certain stock options to employees during the years ended December 31, 1999, 2000 and 2001 and the quarter ended March 31, 2002, we recorded deferred compensation of approximately $2.8 million, $0.0 million, $1.4 million, and $0.0 million, respectively. As of March 31, 2002, deferred compensation remaining to be amortized totaled $0.5 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation was $0.3 million and $0.4 million for the quarters ended March 31, 2001 and 2002, respectively. Based on our deferred compensation balance as of December 31, 2001, we expect amortization of approximately $0.2 million, $0.1 million, $0.1 million and $0.1 million for the remaining nine months of 2002 and the years ended December 31, 2003, 2004 and 2005, respectively.

Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”) which E.piphany adopted beginning on January 1, 1998. Under SFAS No. 130, standards are established for reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income is the total of net income and all other non-owner changes in equity. For the three months ended March 31, 2001 and 2002, E.piphany’s comprehensive income (loss) did not differ materially from reported net loss.

4. Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”) for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2001	2002

Net loss	$(295,395)	$(17,016)

Basic and diluted:
Weighted average shares of common stock outstanding	68,594	71,190
Less: Weighted average shares subject to repurchase	(2,651)	(454)

Weighted average shares used in computing basic and diluted net loss per common share	65,943	70,736

Basic and diluted net loss per common share	$(4.48)	$(0.24)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended
	March 31,

	2001	2002

Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	8,414	4,830
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	3,484	8,915
Common shares excluded resulting from common stock subject to repurchase	2,651	454

Total common stock equivalents excluded from diluted net loss per common share	14,549	14,199

5. Commitments and Contingencies

Litigation

     As of the date hereof, there is no material litigation pending against us other than as disclosed in the paragraphs below. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

     On July 9, 2001, a putative securities class action, captioned Kucera v. E.piphany, Inc., et al., Civil Action No. 01-CV-6158, was filed against us, several of our officers, and three underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, a violation of Section 15 of the Securities Act of 1933 against the individual defendants, and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between September 21, 1999 and December 6, 2000. One additional lawsuit was filed subsequently which contains allegations substantially identical to those in the Kucera complaint.

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

Restructuring Costs

     In the quarter ended September 30, 2001, the Company initiated a plan to restructure its worldwide operations, by, among other things, reducing its workforce and consolidating its operating facilities. This plan was executed during the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002. Over these three quarters, the restructuring activities resulted in a total charge of $43.5 million. Of this total charge, $8.8 million was paid in cash and $5.2 million reflects a non-cash charge taken during the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

     The following table summarizes restructuring charges taken through March 31, 2002 (in thousands):

	Accrued				Accrued
	Balance at				Balance at
	December 31,	Total	Cash	Non Cash	March 31,
	2001	Charges	Payments	Activity	2002

Severance and related charges	$58	$1,070	$(914)	$(214)	$—
Write-off of property and equipment	—	157	—	(157)	—
Lease termination costs	32,350	(733)	(2,115)	—	29,502

Total	32,408	$494	$(3,029)	$(371)	29,502

Less: current portion	(8,954)				(8,199)

Restructuring costs, net of current portion	$23,454				$21,303

     Severance and related charges primarily consisted of involuntary termination benefits, including the acceleration of certain stock option grants in connection with terminated employees, and payroll taxes. Lease termination costs are based on estimated exit costs associated with the abandonment of certain leased facilities in Atlanta, Boston, Chicago, New York, San Mateo, and Singapore for the remaining lease terms. These lease termination costs reflect remaining lease liabilities and brokerage fees stated at actual cost reduced by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements may differ materially from the accrual balance at March 31, 2002. As of March 31, 2002, $29.5 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by 2013.

6. Segment Information

     SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. On this basis, E.piphany is organized and operates as one business segment, which manages the design, development, marketing, and sale of software solutions and related services. The Company distributes its products in the United States and in foreign countries through the sales personnel of E.piphany and indirect channel partners.

     Revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,

	2001	2002

Revenues:
United States	$30,055	$17,296
United Kingdom	7,781	1,758
Rest of World	1,463	3,092

Total	$39,299	$22,146

7. Goodwill and Other Intangible Assets

     The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principals Board Opinion No. 17, “Intangible Assets.” As part of its review of its third quarter of 2001 financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeded the Company’s market capitalization, and the overall decline in industry growth rates, which have negatively impacted the Company’s revenues and forecasted revenue growth rates, which precipitated the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their current estimated fair market value. Fair market value was determined based on discounted future cash flows for the acquisitions that had separately identifiable cash flows. Prior to recording the impairment charge, the Company’s quarterly amortization expense was approximately $270.0 million compared to amortization expense of approximately $17.0 million in the quarter following the impairment charge.

     Beginning on January 1, 2002, amortization charges were subject to the new accounting pronouncements described in Note 2 of Notes to Condensed Consolidated Financial Statements. Prior to the adoption of the new accounting pronouncements, the Company’s quarterly amortization expense was approximately $17.0 million compared to amortization expense of approximately $2.6 million in the quarter following the adoption.

     The Company performs periodic assessments regarding the recoverable value of our goodwill and other intangible assets and at March 31, 2002 the Company concluded that no factors existed that would indicate that an additional write-down was needed.

8. Minority Interest in Subsidiary

     In April 2001, E.piphany established a consolidated subsidiary in Japan, Nihon E.piphany K.K. Nihon E.piphany K.K. has issued a total of 280 shares of capital stock to date. E.piphany holds 196 shares, or 70% of the subsidiary’s total capital stock, and three local employees of the subsidiary hold an aggregate of 84 shares, or 30% of the subsidiary’s total capital stock, each holder having purchased shares for cash consideration at par value of approximately $416.67 per share. Nihon E.piphany K.K. markets, sells and supports E.piphany’s products in Japan. As of March 31, 2002, a minority interest of approximately $35,000 was shown on E.piphany’s Condensed Consolidated Balance Sheets in order to reflect the original investment in Nihon E.piphany K.K. made by the minority investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, and statements regarding our reliance on third parties. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in the “Risk Factors” section of this quarterly report and the risks discussed in our other SEC filings.

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

     We were founded in November 1996. From our founding through the end of 1997, we primarily engaged in research activities, developing products and building business infrastructure. We began shipping our first software product and first generated revenues from software license fees, implementation and consulting fees, and maintenance fees in early 1998. Since our inception, we have incurred significant costs to develop our technology and products, to recruit research and development personnel, to build a direct sales force and a professional services organization, and to expand our general and administrative infrastructure.

Source of Revenues and Revenue Recognition Policy

     We generate revenues principally from licensing our software solutions directly to customers and providing related services including implementation, consulting, support and training. Through March 31, 2002, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software solutions within specified limits. The amount of the license fee varies depending on the software solution and the scope of usage rights licensed. Customers can subsequently pay additional license fees to expand the right to use previously licensed software solutions, or to purchase additional software solutions. Each software solution included in the E.piphany System contains the same core technology, allowing for easy integration of additional software solutions as they are licensed from us. Our software solutions are made available either on compact disc or electronically.

     Customers generally require consulting and implementation services, which include evaluating their business needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers, or alternatively, they can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third-party consulting organizations.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that don’t meet the above criteria, both the product license revenues and services revenues are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” When reliable estimates are available for the costs and efforts necessary to complete the implementation services, we account for the arrangements under the percentage of completion contract method pursuant to SOP 81-1. When such estimates are not available, the completed contract method is utilized. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1. Prior to the first quarter of 2001, E.piphany was primarily responsible for the implementation services with respect to the majority of its license arrangements. Since the first quarter of 2001, third-party consulting organizations have been primarily responsible for the implementation services with respect to the majority of E.piphany’s license arrangements and therefore less license revenues have been recognized pursuant to SOP 81-1.

     Maintenance agreements generally require that we provide technical support and software updates to customers. Revenue from technical support and software updates is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations. We also provide consulting, implementation and training services to our customers separately from our sales of product licenses. Revenue from such services is generally recognized as the services are performed.

     Deferred revenue consists of amounts received from customers for which revenue has not been recognized. This generally results from license revenue being deferred until all requirements under SOP 97-2 and SOP 81-1 are met, from amounts paid in advance for maintenance contracts and from professional services revenues being deferred until services are rendered. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 and SOP 81-1 are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement and deferred services revenue is recognized as services are rendered.

Cost of Revenues and Operating Expenses

     Our cost of license revenues primarily consist of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consist of salaries and related expenses for our implementation, consulting, support and training organizations, an allocation of facilities, communications and depreciation expenses, cost of reimbursable expenses and costs of subcontracting to consulting organizations to provide consulting services to customers. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

     Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as they are incurred. Since license revenues from our software solutions are not recognized until after technological feasibility has been established, software development costs are not generally expensed in the same period in which license revenues for the developed products are recognized.

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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

     We recorded an impairment charge in the quarter ended September 30, 2001 in order to write down the value of our goodwill and other intangible assets. We will continue to evaluate our goodwill value on a periodic basis. In the event that in the future, it is determined that the goodwill value has been impaired, an adjustment to goodwill will be made resulting in a charge for the write-down in the period in which the determination is made.

     We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered future taxable income in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would be made, increasing income in the period in which such determination is made.

     We took a restructuring charge in the quarter ended September 30, 2001 that resulted in an accrual to be used primarily to offset future rent expense, net of sublease income, that is related to abandoned properties. The accrual will also be used to offset future severance and benefit expenses related to the reduction of our workforce. We took further related charges in the quarters ended December 31, 2001 and March 31, 2002 in order to adjust our initial accrual, on the basis of revised estimates. We have worked with external real estate experts in each of the markets in which the properties are located to determine the best estimate of the accrual. However, if the real estate market continues to worsen and we are not able to sublease the properties as expected, additional adjustments to the accrual may be required, which would result in additional restructuring costs in the period in which such determination is made. Likewise, if the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, adjustments to the accrual may be required that would increase net income in the period in which such determination is made.

Recent Event

     During the second quarter, we have taken steps as part of our ongoing program to bring the company closer to its goal of profitability. In this regard, we expect headcount at the end of the second quarter to be less than 550 employees, compared to 662 at the end of the first quarter of 2002. We expect to record an associated restructuring charge during the second quarter.

Results of Operations

Revenues

     Total revenues decreased to $22.1 million for the quarter ended March 31, 2002, from $39.3 million for the quarter ended March 31, 2001. The decrease in revenues was primarily due to fewer sales of our product licenses and related services resulting from an economic slowdown and a significant decline in spending by companies on information technology. The decrease was also due to the change in our strategy from fulfilling most of our customers’ implementation needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. If our revenues remain at or about the level reported for the first quarter of 2002, our annual revenues for 2002 will decline as compared to 2001.

     Product license revenues decreased to $10.9 million, or 49% of total revenue, for the quarter ended March 31, 2002 from $22.4 million, or 57% of total revenue, for the quarter ended March 31, 2001. This decrease in product license revenues was primarily due to fewer sales of our product licenses resulting from the downturn in the economy and weakness in information technology spending.

     Services revenues decreased to $11.2 million, or 51% of total revenues, for the quarter ended March 31, 2002 from $16.9 million, or 43% of revenues, for the quarter ended March 31, 2001. The decrease was due in part to the decrease in product license revenues and in part to the change in our strategy from fulfilling most of our customers’ implementation needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. We do not realize any services revenues when our customers contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software on customers’ computer systems. The decrease in professional services revenue was offset by an increase in maintenance revenue attributable to renewal maintenance contracts sold to our existing customers.

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

Cost of Revenues

     Total cost of revenues decreased to $8.4 million for the quarter ended March 31, 2002 as compared to $23.5 million for the quarter ended March 31, 2001. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and have not been significant to date. Cost of services revenues consists primarily of the costs of consulting, maintenance and training services.

     Cost of services revenues decreased to $8.2 million, or 73% of services revenues, for the quarter ended March 31, 2002 from $22.7 million, or 135% of services revenues, for the quarter ended March 31, 2001. The decrease was the result of a significant reduction in the number of internal professional services employees due to the change in our strategy from fulfilling all of our customers’ consulting needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software. The decrease in cost of services as a percentage of revenue is primarily due to a higher proportion of maintenance revenue, which has more favorable margins.

Operating Expenses

Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $8.6 million for the quarter ended March 31, 2002 from $11.4 million for the quarter ended March 31, 2001. Research and development expenses as a percentage of total revenues increased to 39% for the quarter ended March 31, 2002 from 29% for the quarter ended March 31,

2001. The decrease in absolute dollars was primarily due to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. The increase in research and development expenses as a percentage of total revenues was due to the decrease in total revenues for the quarter ended March 31, 2002 compared to the same quarter in the prior year. We believe that investments in product development are essential to our future success. We anticipate that research and development expenses will increase in absolute dollars over the long-term.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $16.9 million for the quarter ended March 31, 2002 from $24.0 million for the quarter ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues increased to 76% for the quarter ended March 31, 2002 from 61% for the quarter ended March 31, 2001. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. If we maintain our sales and marketing expenses at the level of the first quarter of 2002, our annual expenses for 2002 will be lower as compared to 2001. We anticipate, however, that these expenses may increase in absolute dollars over the long-term.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $3.2 million for the quarter ended March 31, 2002 from $8.6 million for the quarter ended March 31, 2001. General and administrative expenses as a percentage of total revenues decreased to 15% for the quarter ended March 31, 2002 from 22% for the quarter ended March 31, 2001. The decrease in general and administrative expenses in absolute dollars was primarily attributable to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. If we maintain our general and administrative expenses at the level of the first quarter of 2002, our annual expenses for 2002 will be lower as compared to 2001. However we anticipate that these expenses may increase in absolute dollars over the long-term.

Restructuring Costs

     In the third quarter of 2001, our Board of Directors approved a plan to restructure our worldwide operations including a reduction in workforce and the consolidation of our operating facilities. The restructuring resulted in a charges of $32.4 million $10.5 million and $0.5 million for the three months ended September 30, 2001, December 31, 2001 and March 31, 2002, respectively. Please see Note 5 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

Amortization of Goodwill and Purchased Intangibles

     Our acquisitions of Moss Software, Inc., Octane Software, Inc., eClass Direct, Inc., iLeverage Corporation and RightPoint Software, Inc. were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and other intangible assets was $2.6 million and $270.4 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease in amortization was primarily due to a decrease in the unamortized balance as a result of the $1.7 billion impairment of goodwill and intangible assets charge taken during the third quarter of 2001. Please see Note 7 in the Notes to Condensed Consolidated Financial Statements for more detailed information.

     Beginning on January 1, 2002, our unamortized balance of goodwill and other intangible assets was subject to the new accounting pronouncements SFAS No. 141 and SFAS No. 142 as described in Note 2 in the Notes to Condensed Consolidated Financial Statements. As a result, acquired goodwill will no longer be amortized, but is subject to a periodic impairment assessment. We will continue to amortize other intangible assets of $13.6 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is currently expected to be $7.9 million for the remaining nine months of 2002, $5.0 million for 2003 and $0.7 million for 2004.

Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. In connection with the grant of certain stock options to employees during the years ended December 31, 1999, 2000 and 2001, we recorded deferred compensation of approximately $2.8 million, $0.0 million and $1.4 million, respectively. As of March 31, 2002, deferred compensation remaining to be amortized totaled $0.5 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation was $0.3 million and $0.4 million for the quarters ended March 31, 2001 and 2002, respectively. Based on our deferred compensation balance as of December 31, 2001, we expect amortization of approximately $0.2 million, $0.1 million, $0.1 million and $0.1 million for the remaining nine months of 2002 and the years ended December 31, 2003, 2004 and 2005, respectively.

Other Income (Expense), Net

     Interest income, net of interest expense, decreased to $1.6 million for the quarter ended March 31, 2002 from $3.5 million for the quarter ended March 31, 2001. The decrease was due to a decrease in the average rate of return on our investments and lower average cash and investment balances.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $16.9 million and $26.9 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in operating activities for each period resulted principally from net losses in those periods. Cash used in operating activities for the three months ended March 31, 2002 also resulted from decreases in accounts payable and accrued restructuring costs and an increase in accounts receivable. Cash used in operating activities for the three months ended March 31, 2001 also resulted from an increase in accounts receivable, and prepaid expenses and other assets, and a decrease in deferred revenue.

     Net cash used in investing activities totaled $20.8 million for the three months ended March 31, 2002 compared to $23.2 million used in investing activities for the three months ended March 31, 2001. Cash used in investing activities for the three months ended March 31, 2002 primarily resulted from the purchase of investments. Cash used in investing activities for the three months ended March 31, 2001 primarily resulted from the purchase of investments and property and equipment.

     Net cash provided by financing activities totaled $2.0 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. Cash provided by financing activities for the three months ended March 31, 2002 primarily resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2001 primarily resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and from the repayment of notes receivable.

     From time to time, we are required to obtain letters of credit that collateralize our obligations to third-parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents and short-term investments. In February 2002, we renewed four secured letters of credit totaling $5.2 million, which expire in February 2003. In July 2001, we renewed a secured letter of credit totaling $0.5 million, which expires in July 2002. In October 2001, we renewed a secured letter of credit totaling $0.4 million, which expires in October 2002. In November 2001, we renewed a secured letter of credit totaling $3.3 million, which expires in November 2002.

     We lease certain equipment and our facilities under capital and operating lease agreements. The leases expire at various dates through 2013. Future minimum lease payments under these leases as of March 31, 2002 were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2002	$463	$11,191
2003	34	13,803
2004	—	11,248

	Capital	Operating
Year Ending December 31,	Leases	Leases

2005	—	8,859
2006	—	6,356
2007 and thereafter	—	36,604

	$497	$88,061

     Operating lease payments shown above exclude adjustments for lease income due under noncancelable subleases of excess facilities, which amounted to $5.9 million as of March 31, 2002. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

     As of March 31, 2002, our principal sources of liquidity included $167.0 million of cash and cash equivalents and $141.5 million in short-term investments. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

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

     We incurred net losses of $17.0 million for the quarter ended March 31, 2002, $2.6 billion for the year ended December 31, 2001, $768.5 million for the year ended December 31, 2000 and $22.4 million for the year ended December 31, 1999. We had an accumulated deficit of $3.4 billion as of March 31, 2002. We expect to continue to incur losses in the foreseeable future. These losses will be substantial, and we may not ever become profitable. Therefore, our operating results will be harmed if our revenue does not keep pace with our expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our revenues may be harmed if general economic conditions continue to worsen.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy remains stagnant, our customers may continue to delay or reduce their spending on Customer Relationship Management software. When economic conditions weaken, sales cycles for software products tend to lengthen and companies’ information technology budgets tend to be reduced. When this happens, our revenues suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

Variations in quarterly operating results due to factors such as changes in demand for our products and changes in our mix of revenues may cause our stock price to decline.

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis are:

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	announcements or introductions of new products by our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	our ability to release new, competitive products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, services when our own capacity is constrained, and

•	our ability to hire, train and retain qualified engineering, consulting, training, sales and other personnel.

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

Our financial results for a particular quarter may be materially adversely affected by the delay or cancellation of large transactions.

     In any quarter, a few large license transactions at the end of the quarter may account for a substantial amount of our license revenue. For the three months ended March 31, 2002 revenues from a customer accounted for 12% of total revenues. For the three months ended March 31, 2001, no single accounted for more than 10% of total revenues. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected. In this regard, a major customer recently informed us that it sought to reevaluate its customer relationship management software requirements. As a result, we did not recognize revenue from an executed transaction with this customer as previously anticipated, and we cannot assure you that we will ever recognize revenue from this transaction.

Our service revenues have a substantially lower margin than our product license revenues, and an increase in service revenues relative to license revenues could harm our gross margins.

     Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 51% of our revenues for the quarter ended March 31, 2002, 43% of our revenues for the year ended December 31, 2001, 42% of our revenues for the year ended December 31, 2000 and 47% of our revenues for the year ended December 31, 1999. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the quarter ended March 31, 2002 and for the years ended December 31, 2001, 2000 and 1999 was 73%, 97%, 101% and 102%, respectively, of our service revenues. An increase in the percentage of total revenues represented by service revenues could adversely affect our overall gross margins.

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

     Customers that license our products typically require consulting and implementation services and can obtain them from our internal professional services organizations, or from outside consulting organizations. When we are primarily responsible for the implementation services, we generally recognize revenue from the licensing of our software products as the implementation services are performed. If our internal professional services organization does not effectively implement our products, or if we are unable to maintain our internal professional services organization as needed to meet our customers’ needs, our ability to sell software, and accordingly our revenues, will be harmed. If we are unable to manage our internal professional services organization to keep pace with our customers’ needs, we may be required to increase our use of subcontractors to help meet our implementation and service obligations, which will result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient level and quality of services. If we fail to retain sufficient qualified subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

Competition from other software vendors could adversely affect our ability to sell our products and could result in pressure to price our products in a manner that reduces our margins.

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management software, enterprise resources planning software and data analysis and marketing software. Our competitors include, among others, companies such as Business Objects, Chordiant, Informatica, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP AG, Siebel Systems and Xchange.

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

     Our competitors have made and may also continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. This may increase the ability of their products to address the need for software solutions such as ours. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors or other parties with whom we have relationships, thereby limiting our ability to sell through these channels, reducing promotion of our products and limiting the number of consultants available to implement our software.

If the market for our products does not grow, our revenues will be harmed.

     If the market for customer relationship management software does not grow as quickly or become as large as we anticipate, our revenues will be lower than our expectations. Our market is still emerging, and our success depends on its growth. Our potential customers may:

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

     Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our existing products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software solutions and professional services. To achieve increased market acceptance of our products, we must, among other things, continue to:

•	improve and introduce new customer relationship management software solutions,

•	improve the effectiveness and performance of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance our software’s ease of administration,

•	develop software for vertical markets,

•	make available international versions of our software,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly changing computer operating system and database standards and Internet technology.

     We may not be successful in developing and marketing these or other new or improved products. If we are not successful, we may lose sales to competitors.

If our products do not stay compatible with currently popular software programs, we may lose sales and revenues.

     Our products must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers.

     In order to operate our products, they must be installed on a computer server running either the Microsoft Windows computer operating system or the Unix computer operating system, and a computer server running database software from IBM, Microsoft or Oracle. We also have and continue to develop products to be compliant with J2EE standards. This capability affords our customers greater flexibility in the deployment of our software products. If we fail to successfully develop and maintain products compatible with these operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access the our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products collect and analyze data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems, and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

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

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; resellers, including Accenture, EDS, Hewlett-Packard and Harte-Hanks as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the Internet, including EDS, Harte-Hanks and Interelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships.

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

     We have grown at times since our inception and will need to grow in the future. Any failure to manage this growth could impede our ability to increase revenues and achieve profitability. Our future expansion could be expensive and strain our management and other resources. In order to manage growth effectively, we must:

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

     Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to grow our business. Competition for qualified personnel in high technology is high, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel are bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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

     We have limited experience in marketing, selling and supporting our products and services abroad. If we are unable to grow our international operations successfully and in a timely manner, due to a lack of demand for our product, an inability to penetrate new markets or any other reasons, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

     Our international operations require a significant amount of attention from our management and substantial financial resources. As of March 31, 2002 we had 130 employees located in Asia, Australia, Canada, Europe, and Latin America.

Seasonal trends in sales of business software may affect our quarterly revenues.

     The market for business software has experienced seasonal fluctuations in demand. The first and third quarters of the year have been typically characterized by lower levels of revenue growth. We believe that these fluctuations are caused in part by customer buying patterns, which are influenced by year-end budgetary pressures and by sales force commission structures. If our revenues grow, we may experience additional seasonal fluctuations in our revenues.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have international operations in Asia, Australia, Canada, Europe and Latin America and conduct transactions in the local currency of each location. To date, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. Therefore, the impact to our financial statements has not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities. We do not use derivative financial instruments in our investment portfolio.

     As of March 31, 2002, we had cash and cash equivalents of $167.0 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of approximately $0.8 million.

     As of March 31, 2002, we had short-term investments of $141.5 million that consist of taxable fixed income securities having maturity dates of no more than one year. Declines of interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of approximately $0.7 million.

     As of March 31, 2002, we did not have any short-term or long-term debt outstanding other than capital lease obligations.

     The following summarizes our short-term investments and the weighted average yields as of March 31, 2002 (in thousands, except interest rates):

	Expected maturity date

	2002	2003	2004	2005	2006	Thereafter	Total

Corporate bonds	$43,547	$10,901	$—	$—	$—	$—	$54,448
Weighted average yield	2.30%	2.33%	—	—	—	—	2.31%
Government notes/bonds	$59,186	$27,888	—	—	—	—	$87,074
Weighted average yield	2.25%	2.41%	—	—	—	—	2.30%

Total investment securities	$102,733	$38,789	$—	$—	$—	$—	$141,522

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against us other than as disclosed in the paragraphs below. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

     On July 9, 2001, a putative securities class action, captioned Kucera v. E.piphany, Inc., et al., Civil Action No. 01-CV-6158, was filed against us, several of our officers, and three underwriters in our initial public offering, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants, a violation of Section 15 of the Securities Act of 1933 against the individual defendants, and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between September 21, 1999 and December 6, 2000. One additional lawsuit was filed subsequently which contains allegations substantially identical to those in the Kucera complaint.

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

E.PIPHANY, INC

DATE: May 14, 2002	SIGNATURE:	/s/ Roger S. Siboni

Roger S. Siboni President, Chief Executive Officer and Chairman of the Board

DATE: May 14, 2002	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.
3.2*	Restated Bylaws of the Registrant.
4.1*	Form of Stock Certificate.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.