Form 10-Q
period 2002-06-30
E PIPHANY INC
filed 2002-08-14
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10- Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]       NO [   ]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2002, was 72,181,584.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2001	2002

		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,940	$163,478
Short-term investments	121,324	139,894
Accounts receivable, net	13,703	10,704
Prepaid expenses and other assets	3,866	3,352

Total current assets	341,833	317,428
Property and equipment, net	22,320	16,069
Goodwill and purchased intangibles, net	98,113	92,541
Other assets	3,589	2,594

Total assets	$465,855	$428,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$498	$345
Accounts payable	2,537	1,017
Accrued liabilities	11,260	9,299
Accrued compensation	11,873	9,504
Current portion of restructuring costs	8,954	9,553
Deferred revenue	15,380	18,021

Total current liabilities	50,502	47,739
Restructuring costs, net of current portion	23,454	25,756
Other long-term liabilities, net of current portion	472	157

Total liabilities	74,428	73,652
Minority interest	35	—
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,807,410	3,813,344
Stockholders’ notes receivable	(778)	(730)
Accumulated other comprehensive losses	(564)	(147)
Deferred compensation	(901)	(406)
Accumulated deficit	(3,413,782)	(3,457,088)

Total stockholders’ equity	391,392	354,980

Total liabilities and stockholders’ equity	$465,855	$428,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	as adjusted		as adjusted
	(1)		(1)
Revenues:
Product license	$16,261	$6,817	$38,693	$17,728
Services (1)	15,994	12,581	32,861	23,816

Total revenues	32,255	19,398	71,554	41,544

Cost of revenues:
Product license	445	324	1,189	570
Services (1)	15,070	8,030	37,799	16,194

Total cost of revenues	15,515	8,354	38,988	16,764

Gross profit	16,740	11,044	32,566	24,780

Operating expenses:
Research and development	10,789	8,950	22,208	17,566
Sales and marketing	24,223	12,747	48,201	29,674
General and administrative	6,921	3,141	15,560	6,387
Restructuring costs	—	11,228	—	11,722
Amortization of goodwill and purchased intangibles	274,450	2,640	544,886	5,288
Stock-based compensation	456	168	746	545

Total operating expenses	316,839	38,874	631,601	71,182

Loss from operations	(300,099)	(27,830)	(599,035)	(46,402)
Other income, net	6,055	1,540	9,596	3,096

Net loss	$(294,044)	$(26,290)	$(589,439)	$(43,306)

Basic and diluted net loss per share	$(4.30)	$(0.37)	$(8.79)	$(0.61)

Shares used in computing basic and diluted net loss per share	68,306	71,704	67,061	71,190

(1)	Pursuant to the Financial Accounting Standards Board Staff announcement (Topic No. D-103), reimbursable expenses have been reclassified into revenues, with a corresponding increase in cost of revenues for the three and six months ended June 30, 2001. See Note 2 of Notes to Condensed Consolidated Financial Statements for more detailed information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(589,439)	$(43,306)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,725	5,207
Provision for doubtful accounts	2,700	298
Stock-based compensation	744	545
Noncash restructuring costs	—	2,233
Amortization of goodwill and purchased intangibles	544,886	5,288
Minority interest in net loss of consolidated subsidiaries	—	(35)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,671	2,701
Prepaid expenses and other assets	(370)	1,509
Accounts payable	1,058	(1,520)
Accrued liabilities and compensation	(5,701)	(4,250)
Restructuring costs	—	2,901
Deferred revenue	(3,376)	2,641

Net cash used in operating activities	(45,102)	(25,788)

Cash flows from investing activities:
Purchases of property and equipment	(8,056)	(975)
Cash acquired in acquisitions	208	—
Acquisition related costs and changes in accruals	1,017	45
Purchases and sales of investments, net	(48,644)	(18,437)

Net cash used in investing activities	(55,475)	(19,367)

Cash flows from financing activities:
Principal payments on capital lease obligations	(360)	(309)
Repayments on notes payable	(2,088)	—
Repayments on notes receivable	1,023	48
Proceeds from subsidiary stock offering	35	—
Proceeds from sale of common stock, net of repurchases	5,380	5,670

Net cash provided by financing activities	3,990	5,409

Effect of foreign exchange rates on cash and cash equivalents	289	284

Net decrease in cash and cash equivalents	(96,298)	(39,462)
Cash and cash equivalents at beginning of period	319,634	202,940

Cash and cash equivalents at end of period	$223,336	$163,478

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany and its subsidiaries as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results expected for the full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of June 30, 2002, the Company held 90% of the capital stock of its subsidiary, Nihon E.piphany, K.K. The Company maintains an ownership percentage of 100% for all other subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are reflected in stockholders’ equity in the condensed consolidated balance sheets under the caption “Accumulated other comprehensive loss.” Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. The Company has classified its short-term investments as “available for sale.” Such investments are carried at fair value with unrealized gains and losses reported within accumulated other comprehensive losses. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, net. From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents and short-term investments. As of June 30, 2002, we had $9.2 million securing letters of credit, all of which relate to facility lease agreements that have expiration dates greater than twelve months.

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

Impairment of Long-Lived Assets, Identifiable Intangible Assets and Other Assets

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

     From time to time, the Company obtains the right to embed and distribute third-party software technology with its products under reseller agreements with third-party vendors. During 2001, the Company made a prepayment of royalties to a third-party vendor in exchange for the right to embed and distribute certain software technology for a specified term. The prepayment is reflected as a current and long-term asset with a total carrying value of $1.8 million to be amortized using the straight-line method over the estimated useful life of the asset. In the third quarter of 2002, the Company was advised by the vendor that it had elected to discontinue its line of business relating to the embedded technology prior to the natural expiration of the contract with the Company. While the Company believes that it is contractually entitled to a refund of its prepayment, it may be required to write down the value of the asset and record a charge to the income statement.

Revenue Recognition

     E.piphany recognizes revenue as follows:

     Licenses. Licenses fees are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. Fees from license agreements that include the right to receive unspecified future products are recognized over the term of the arrangement. When we receive license fees from resellers, we recognize revenue when the above criteria have been met and we receive persuasive evidence that the reseller has sold the subject licenses through to the end-user.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon shipment, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). To date, when E.piphany has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and service revenues have been recognized pursuant to SOP 81-1. Prior to the first quarter of 2001, E.piphany was primarily responsible for the implementation services with respect to the majority of its license arrangements. Since the first quarter of 2001, third-party consulting organizations have been primarily responsible for the implementation services with respect to the majority of E.piphany’s license arrangements and therefore less license revenues have been recognized pursuant to SOP 81-1.

     Maintenance Agreements. Maintenance agreements generally require E.piphany to provide technical support and unspecified software updates to customers. Revenue derived from technical support and software updates is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying consolidated statements of operations.

     Consulting, Implementation and Training Services. E.piphany provides consulting, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed.

Accounts Receivable and Deferred Revenue

     Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement and deferred services revenue is recognized as services are rendered.

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

     The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. Management believes that financial risks associated with these financial instruments are minimal. The Company’s customers are primarily based in Asia, Australia, Canada, Europe, Latin America and the United States. The Company performs credit evaluations of its prospective customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such reserves have been adequate to cover actual losses incurred.

     No individual customer account receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2001 or June 30, 2002. The Company did not recognize revenues from an individual customer that accounted for more than 10% of our total revenues for the three and six months ended June 30, 2002 and 2001.

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

     The Company adopted the provisions of SFAS 141 and SFAS 142 as of January 1, 2002. Beginning on January 1, 2002, our unamortized balance of goodwill and other intangible assets was subject to the new accounting pronouncements of SFAS 141 and SFAS 142. As a result, acquired goodwill was no longer amortized, but will continue to be subject to a periodic impairment assessment. The provision of SFAS 142 also required the completion of a transitional impairment test, with any impairments treated as a cumulative effect of change in accounting principle. The Company completed the transitional impairment test upon adoption, which did not result in an impairment of goodwill.

     In November 2001, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The adoption of these did not have a material effect on our financial position or results of operations.

     In November 2001, the staff of the FASB reached consensus on Topic No. D-103, entitled “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (“Topic D-103”). This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Prior to January 1, 2002, we recorded reimbursements as a reduction of cost of services revenues. Beginning in the first quarter of 2002, we have adopted Topic D-103 and have recorded reimbursable expenses as services revenue. For all comparative periods, reimbursable expenses have been reclassified into services revenues, with a corresponding increase in cost of revenues. The impact of Topic D-103 on services revenues and cost of revenues for the three and six months ended June 30, 2001 and 2002 is presented as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Services revenues (as originally presented)	$14,837	$12,338	$30,482	$23,199
Impact of Topic D-103	1,157	243	2,379	617

Services revenues (as currently presented)	$15,994	$12,581	$32,861	$23,816

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Cost of services revenues (as originally presented)	$13,913	$7,787	$35,420	$15,577
Impact of Topic D-103	1,157	243	2,379	617

Cost of services revenues (as currently presented)	$15,070	$8,030	$37,799	$16,194

     With the adoption of Topic D-103, the Company typically recognizes as revenue reimbursable expenses billed to customers when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

3. Stockholders’ Equity

Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of June 30, 2002, deferred compensation remaining to be amortized totaled $0.4 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation was $0.7 million and $0.5 million for the six months ended June 30, 2001 and 2002, respectively. Based on our deferred compensation balance as of June 30, 2002, we expect amortization of approximately $0.1 million, $0.1 million, $0.1 million and $0.1 million for the remaining six months of 2002 and the years ended December 31, 2003, 2004 and 2005, respectively.

4. Related Party Transactions

     In July 1998 we loaned $640,000 to Roger Siboni, our chief executive officer, to purchase 2,400,000 shares of our common stock at $0.26 2/3 per share. This loan is secured by 531,151 shares of E.piphany common stock. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum compounded monthly. As of June 30, 2002, the outstanding balance of this loan including accrued interest was $592,000.

     Mr. Siboni was also offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan bears interest at 5.6% per annum compounded monthly. Amounts drawn on this loan as of January 1, 2000 were paid in full upon Mr. Siboni’s first sale of E.piphany stock. Mr.

     Siboni then continued to draw down from this loan through July 31, 2000. As of June 30, 2002, the outstanding balance of this loan including accrued interest was $43,000.

     As of June 30, 2002, Mr. Siboni was a member of the board of directors of three of E.piphany’s customers. Total revenues to E.piphany from these customers were $55,000 and $111,000 for the three and six months ended June 30, 2002, respectively. Total revenues to E.piphany from these customers were $45,000 and $90,000 for the three and six months ended June 30, 2001, respectively. E.piphany had accounts receivable balances from these customers totaling $0 and $81,000 as of June 30, 2002 and December 31, 2001, respectively.

     In addition, as of June 30, 2002, three of E.piphany’s customers had board members that were also on E.piphany’s Board of Directors. Total revenues to E.piphany from these customers were $136,000 and $342,000 for the three and six months ended June 30, 2002, respectively. Total revenues to E.piphany from these customers were $150,000 and $206,000 for the three and six months ended June 30, 2001, respectively. E.piphany had accounts receivable balances from these customers totaling $10,000 and $0 as of June 30, 2002 and December 31, 2001, respectively.

5. Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings Per Share,” (“SFAS No. 128”) for all periods presented. In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net loss	$(294,044)	$(26,290)	$(589,439)	$(43,306)

Basic and diluted:
Weighted average shares of common stock outstanding	70,246	71,902	69,424	71,548
Less: Weighted average shares subject to repurchase	(1,940)	(198)	(2,363)	(358)

Weighted average shares used in computing basic and diluted net loss per common share	68,306	71,704	67,061	71,190

Basic and diluted net loss per common share	$(4.30)	$(0.37)	$(8.79)	$(0.61)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	4,618	11,808	6,326	6,945
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	4,713	1,522	4,281	6,590
Common shares excluded resulting from common stock subject to repurchase	1,940	198	2,363	358

Total common stock equivalents excluded from diluted net loss per common share	11,271	13,528	12,970	13,893

6. Commitments and Contingencies

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

     The Company, three of our current and former officers, and three underwriters in our initial public offering (“IPO”) have been named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding bring claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. Defendants have filed motions to dismiss. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

Restructuring Costs

     In the third quarter ended September 30, 2001, the Company initiated a plan to restructure its worldwide operations by reducing its workforce and consolidating its operating facilities and recorded a restructuring charge of $32.4 million. Additional charges of $10.5 million and $0.5 million were taken during the quarters ended December 31, 2001 and March 31, 2002, respectively, which primarily reflected changes in the estimated costs of abandoning certain facilities associated with the plan initiated during the quarter ended September 30, 2001. In the quarter ended June 30, 2002, the Company further reduced its workforce and planned to abandon additional facilities, and recorded a restructuring charge of $11.2 million.

     The following table summarizes restructuring charges taken through June 30, 2002 (in thousands):

	Accrued				Accrued
	Balance at				Balance at
	December 31,	Total	Cash	Non Cash	June 30,
	2001	Charges	Payments	Charges	2002

Severance and related charges	$58	$2,600	$(2,006)	$(214)	$438
Write-off of property and equipment	—	2,421	—	(2,019)	402
Lease abandonment costs	32,350	6,701	(4,582)	—	34,469

Total	32,408	$11,722	$(6,588)	$(2,233)	35,309

Less: current portion	(8,954)				(9,553)

Restructuring costs, net of current portion	$23,454				$25,756

     Severance and related charges primarily consisted of involuntary termination benefits, including the acceleration of certain stock option grants in connection with terminated employees, and payroll taxes. In the quarter ended September 30, 2001, the company reduced its workforce by approximately 13%, and in the quarter ended June 30, 2002 by approximately an additional 15%. The terminations included sales and marketing, research and development and general administrative personnel, and were across all geographic regions.

     Write-off of property and equipment primarily relates to leasehold improvements which have been impaired as a result of the abandonment of leased facilities.

     Lease abandonment costs related to the abandonment of leased facilities in Atlanta, Boston, Chicago, New York, San Mateo, Hong Kong, Singapore and the United Kingdom. Lease abandonment costs reflected remaining lease liabilities and brokerage fees stated at actual costs reduced by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease costs and income, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

     Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances. As the assumptions used are subject to changing market conditions and other factors that are outside of the control of the Company, such adjustments could result in material increases or decreases in the currently accrued amounts. Actual future cash requirements may differ materially from the accrual balance at June 30, 2002. As of June 30, 2002, $34.3 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by 2017.

7. Segment Information

     SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information” requires a new basis of determining reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. On this basis, E.piphany is organized and operates as one business segment, which manages the design, development, marketing and sale of software products and related services. The Company distributes its products in the United States and in foreign countries through direct sales personnel and indirect channel partners.

     Revenue by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenues:
United States	$26,877	$13,139	$56,932	$30,435
United Kingdom	4,115	2,096	11,896	3,854
Rest of World	1,263	4,163	2,726	7,255

Total	$32,255	$19,398	$71,554	$41,544

8. Goodwill and Other Intangible Assets

     Prior to the adoption of SFAS 142, the Company periodically assessed the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” The Company also periodically assessed the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principals Board Opinion No. 17, “Intangible Assets” (“APB 17”). As part of its review of its third quarter of 2001 financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeded the Company’s market capitalization, and the overall decline in industry growth rates, which have negatively impacted the Company’s revenues and forecasted revenue growth rates, which precipitated the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their estimated fair market value. Fair market value was determined based on discounted future cash flows for the acquisitions that had separately identifiable cash flows. Prior to recording the impairment charge, the Company’s quarterly amortization expense was approximately $270.0 million compared to amortization expense of approximately $17.0 million in the quarter following the impairment charge.

     In the first quarter of 2002, the Company adopted SFAS 142. SFAS 142 supersedes APB 17 and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Prior to the adoption of the new accounting pronouncements, the Company’s quarterly amortization expense was approximately $17.0 million compared to amortization expense of approximately $2.6 million in the quarter following the adoption.

     A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and assembled workforce, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31,		June 30,		June 30,

	2001	2002	2001	2002	2001	2002

Net loss	$(295,395)	$(17,016)	$(294,044)	$(26,290)	$(589,439)	$(43,306)
Amortization of goodwill and assembled workforce	260,012	0	263,090	0	523,102	0

Adjusted net loss	$(35,383)	$(17,016)	$(30,954)	$(26,290)	$(66,337)	$(43,306)
Basic and diluted earnings per share	$(4.48)	$(0.24)	$(4.30)	$(0.37)	$(8.79)	$(0.61)
Amortization of goodwill and assembled workforce per share	3.94	0.00	3.85	0.00	7.80	0.00

Adjusted basic and diluted earnings per share	$(0.54)	$(0.24)	$(0.45)	$(0.37)	$(0.99)	$(0.61)

     Information regarding the Company’s other intangible assets is as follows (in thousands):

	December 31, 2001			June 30, 2002

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

Developed technology	$17,652	$(2,438)	$15,214	$17,652	$(7,295)	$10,357
Customer list	1,332	(216)	1,116	1,332	(647)	685

Total	$18,984	$(2,654)	$16,330	$18,984	$(7,942)	$11,042

     E.piphany will continue to amortize other intangible assets of $11.0 million on a straight-line basis over their remaining useful lives. Amortization of other intangible assets for the three and six months ended June 30, 2002 was $2.6 million and $5.3 million, respectively. Amortization related to these intangibles is expected to be $5.3 million for the remaining six months of 2002, $5.0 million for 2003 and $0.7 million for 2004.

9. Minority Interest in Subsidiary

     In April 2001, E.piphany established a consolidated subsidiary in Japan, Nihon E.piphany K.K. Nihon E.piphany K.K. markets, sells and supports E.piphany’s products in Japan. Upon the incorporation of the subsidiary, Nihon E.piphany K.K. issued a total of 284 shares of capital stock. E.piphany held 200 shares, or 70% of the subsidiary’s total capital stock, and three local executives of the subsidiary held an aggregate of 84 shares, or 30% of the subsidiary’s total capital stock, each holder having purchased shares for cash consideration at par value of approximately $417 per share.

     In May 2002, the subsidiary issued an additional 530 shares to E.piphany in exchange for cash consideration of approximately $23,053 per share. E.piphany currently holds 90% of the subsidiary’s total capital stock and the three local executives hold an aggregate of 10% of the subsidiary’s capital stock.

     To date, the subsidiary has operated at a loss and is expected to incur losses for the foreseeable future. The intended use of the proceeds from E.piphany’s investment is to fund operations. E.piphany has consolidated 100% of the losses of the subsidiary to date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements include statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “plan,” “intend,” “may,” “should,” “will” and “would” or other similar words. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those discussed in the “Risk Factors” section of this quarterly report and the risks discussed in our other SEC filings.

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

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, consulting, support and training. Through June 30, 2002, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of license fees vary depending on the software solution and the scope of usage rights licensed. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Each software solution included in the E.piphany System contains the same core technology, allowing for easy integration of additional software products as they are licensed from us. Our software products are made available either on compact disc or electronically.

     Customers generally require consulting and implementation services, which include evaluating their business needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers. Alternatively, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization where necessary by subcontracting some of these services to third-party consulting organizations.

Cost of Revenues and Operating Expenses

     Our cost of license revenues primarily consist of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consist of salaries and related expenses for our implementation, consulting, maintenance and training organizations, an allocation of facilities, communications and depreciation expenses, cost of reimbursable expenses and costs of subcontracting to consulting organizations to provide consulting services to customers. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, provision for doubtful accounts, the assessment of recoverability of goodwill and other intangible assets, and restructuring accruals for abandoned operating leases. These policies and our practices related to these policies are described below and in Note 1 of Notes to Condensed Consolidated Financial Statements.

     Licenses fees are recognized as revenue upon contract execution, provided that all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payments terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. Fees from license agreements that include the right to receive unspecified future products are recognized over the term of the arrangement or, if not specified, the estimated economic life of the product. When we receive license fees from resellers, we recognize revenue when the above criteria have been met and we have received persuasive evidence that the reseller has sold the subject licenses through to the end-user.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1. Prior to the first quarter of 2001, E.piphany was primarily responsible for the implementation services with respect to the majority of its license arrangements. Since the first quarter of 2001, third-party consulting organizations have been primarily responsible for the implementation services with respect to the majority of E.piphany’s license arrangements and therefore less license revenues have been recognized pursuant to SOP 81-1.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

     As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, management evaluates long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the underlying forecasts of expected future revenue and expense and the appropriate level of aggregation of cash flows, their term and discount rate. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring costs in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each reporting period and, to the extent that our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased which would increase net income in the period in which such determination is made.

Results of Operations

Revenues

     Total revenues decreased to $19.4 million for the quarter ended June 30, 2002, from $32.3 million for the quarter ended June 30, 2001. Total revenues decreased to $41.5 million for the six months ended June 30, 2002, from $71.6 million for the six months ended June 30, 2001. The decrease in revenues was primarily due to fewer sales of our product licenses and related services resulting mainly from an economic slowdown and a significant decline in spending by companies on information technology. The decrease was also due to the change in our strategy from fulfilling most of our customers’ implementation needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. We expect the economic slowdown to continue to adversely impact our revenue growth opportunity for the next few quarters and perhaps significantly longer.

     Product license revenues decreased to $6.8 million, or 35% of total revenue, for the quarter ended June 30, 2002 from $16.3 million, or 50% of total revenue, for the quarter ended June 30, 2001. Product license revenues decreased to $17.7 million, or 43% of total revenue, for the six months ended June 30, 2002 from $38.7 million, or 54% of total revenue, for the six months ended June 30, 2001. This decrease in product license revenues was primarily due to fewer sales of our product licenses and lower average selling prices resulting mainly from the downturn in the economy and weakness in information technology spending.

     Services revenues decreased to $12.6 million, or 65% of total revenues, for the quarter ended June 30, 2002 from $16.0 million, or 50% of revenues, for the quarter ended June 30, 2001. Services revenues decreased to $23.8 million, or 57% of total revenues, for the six months ended June 30, 2002 from $32.9 million, or 46% of revenues, for the six months ended June 30, 2001. The decrease was due in part to the decrease in product license revenues and in part to the change in our strategy from fulfilling most of our customers’ implementation needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. We do not realize any services revenues when our customers contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software for use on customers’ computer systems. The decrease in professional services revenue was offset by an increase in maintenance revenue attributable to new licenses sold.

     The relative amount of services revenues as compared to license revenues has varied depending on the number of new licenses sold, the extent to which third-party consulting organizations are engaged directly by customers to provide professional services, the nature of software products licensed, the complexity of customers’ information technology environment, the resources allocated by customers to implementation projects and the scope of licensed rights. Services revenues have substantially lower margins relative to product license revenues. This is especially the case when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services revenues comprise a greater percentage of our total revenues, our overall gross margins will decline provided that the change in composition is not offset by higher service margins.

Cost of Revenues

     Total cost of revenues decreased to $8.4 million for the quarter ended June 30, 2002 as compared to $15.5 million for the quarter ended June 30, 2001. Total cost of revenues decreased to $16.8 million for the six months ended June 30, 2002 as compared to $39.0 million for the six months ended June 30, 2001. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, which have not been significant to date. Cost of services revenues consists primarily of the costs of consulting, maintenance and training services.

     Cost of services revenues decreased to $8.0 million, or 64% of services revenues, for the quarter ended June 30, 2002 from $15.1 million, or 94% of services revenues, for the quarter ended June 30, 2001. Cost of services revenues decreased to $16.2 million, or 68% of services revenues, for the six months ended June 30, 2002 from $37.8 million, or 115% of services revenues, for the six months ended June 30, 2001. The decrease in absolute dollars was the result of a significant reduction in the number of internal professional services employees. The decrease in cost of services as a percentage of revenue is primarily due to a higher proportion of maintenance revenue, which has more favorable margins.

Operating Expenses

Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $9.0 million for the quarter ended June 30, 2002 from $10.8 million for the quarter ended June 30, 2001. Research and development expenses decreased to $17.6 million for the six months ended June 30, 2002 from $22.2 million for the six months ended June 30, 2001. The decrease in absolute dollars was primarily due to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. Research and development expenses as a percentage of total revenues increased to 46% for the quarter ended June 30, 2002 from 33% for the quarter ended June 30, 2001. Research and development expenses as a percentage of total revenues increased to 42% for the six months ended June 30, 2002 from 31% for the six months ended June 30, 2001. We believe that investments in product development are essential to our future success. Although the restructuring of our operations over the four quarters ended June 30, 2002 reduced our research and development expenses for the current quarter, these expenses may increase over the longer term.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $12.7 million for the quarter ended June 30, 2002 from $24.2 million for the quarter ended June 30, 2001. Sales and marketing expenses decreased to $29.7 million for the six months ended June 30, 2002 from $48.2 million for the six months ended June 30, 2001. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. Sales and marketing expenses as a percentage of total revenues decreased to 66% for the quarter ended June 30, 2002 from 75% for the quarter ended June 30, 2001. Sales and marketing expenses as a percentage of total revenues increased to 71% for the six months ended June 30, 2002 from 67% for the six months ended June 30, 2001. Although the restructuring of our operations over the four quarters ended June 30, 2002 reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $3.1 million for the quarter ended June 30, 2002 from $6.9 million for the quarter ended June 30, 2001. General and administrative expenses decreased to $6.4 million for the six months ended June 30, 2002 from $15.6 million for the six months ended June 30, 2001. The decrease in general and administrative expenses in absolute dollars was primarily attributable to the restructuring of our operations which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. The decrease was also due to a decrease in bad debt expense. General and administrative expenses as a percentage of total revenues decreased to 16% for the quarter ended June 30, 2002 from 21% for the quarter ended June 30, 2001. General and administrative expenses as a percentage of total revenues decreased to 15% for the six months ended June 30, 2002 from 22% for the six months ended June 30, 2001. Although the restructuring of our operations over the four quarters ended June 30, 2002 reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term.

Restructuring Costs

     In the third quarter ended September 30, 2001, the Company initiated a plan to restructure its worldwide operations by reducing its workforce and consolidating its operating facilities and recorded a restructuring charge of $32.4 million. Additional charges of $10.5 million and $0.5 million were taken during the quarters ended December 31, 2001 and March 31, 2002, respectively, which primarily reflected changes in the estimated costs of abandoning certain facilities associated with the plan initiated during the quarter ended September 30, 2001. In the quarter ended June 30, 2002, we further reduced our workforce and planned to abandon additional facilities, and recorded a restructuring charge of $11.2 million.

Amortization of Goodwill and Purchased Intangibles

     Our acquisitions of RightPoint Software, Inc., Octane Software, Inc., eClass Direct, Inc., iLeverage Corporation and Moss Software, Inc. were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization of goodwill and other intangible assets was $2.6 million and $274.5 million for the quarters ended June 30, 2002 and 2001, respectively. The aggregate amortization of goodwill and other intangible assets was $5.3 million and $544.9 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in amortization was primarily due to a decrease in the unamortized balance as a result of a $1.7 billion impairment of goodwill and intangible assets charge taken during the third quarter of 2001 and the adoption of SFAS 142, which ceases the systematic amortization of goodwill. Please see Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

     Beginning on January 1, 2002, our unamortized balance of goodwill and other intangible assets was subject to the new accounting pronouncements SFAS No. 141 and SFAS No. 142 as described in Note 2 of Notes to Condensed Consolidated Financial Statements. As a result, acquired goodwill is no longer being amortized, but is subject to a periodic impairment assessment. The provision of SFAS 142 also required the completion of a transitional impairment test, with any impairments treated as a cumulative effect of change in accounting principle. The Company completed the transitional impairment test upon adoption, which did not result in an impairment of goodwill. We continue to amortize other intangible assets of $11.0 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is currently expected to be $5.3 million for the remaining six months of 2002, $5.0 million for 2003 and $0.7 million for 2004.

Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation was $0.5 million and $0.2 million for the quarters ended June 30, 2001 and 2002, respectively. Total stock-based compensation was $0.7 million and $0.5 million for the six months ended June 30, 2001 and 2002, respectively. Based on our deferred compensation balance as of December 31, 2001, we expect amortization of approximately $0.1 million, $0.1 million, $0.1 million and $0.1 million for the remaining six months of 2002 and the years ended December 31, 2003, 2004 and 2005, respectively.

Other Income (Expense), Net

     Interest income, net of interest expense, decreased to $1.5 million for the quarter ended June 30, 2002 from $6.1 million for the quarter ended June 30, 2001. Interest income, net of interest expense, decreased to $3.1 million for the six months ended June 30, 2002 from $9.6 million for the six months ended June 30, 2001. The decrease was due to a decrease in the average rate of return on our investments and lower average cash and investment balances. The decrease for the quarter ended June 30, 2002 was also due to a gain of $1.9 million on an investment that was recognized in the quarter ended June 30, 2001, as described below.

     From time to time we reevaluate our accounting for all of our investments and we may recognize a loss in our income statement if we determine that an investment is permanently impaired. We held $7.5 million in commercial paper in a California public utility as of March 31, 2001. The investment had a maturity date of February 15, 2001 and was not paid by the public utility. As of March 31, 2001, we determined that the investment was permanently impaired based on our evaluation and therefore we recognized a loss of $1.9 million during the three months ended March 31, 2001. Subsequent to the date of the write-down, our investment advisor agreed to repurchase our commercial paper at par value in the total sum of $7.5 million. As a result, we recognized a $1.9 million gain on this investment for the three months ended June 30, 2001.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $25.8 million and $45.1 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities for each period resulted principally from net losses in those periods. Cash used in operating activities for the six months ended June 30, 2002 also resulted from decreases in accounts payable and accrued liabilities, which was offset by an increase in accrued restructuring costs, an increase in deferred revenue and a decrease in accounts receivable. Cash used in operating activities for the six months ended June 30, 2001 resulted from decreases in accrued liabilities and in deferred revenue, which was partially offset by a decrease in accounts receivable.

     Net cash used in investing activities totaled $19.4 million for the six months ended June 30, 2002 compared to $55.5 million used in investing activities for the six months ended June 30, 2001. Cash used in investing activities for the six months ended June 30, 2002 primarily resulted from the purchase of investments. Cash used in investing activities for the six months ended June 30, 2001 primarily resulted from the purchase of investments and property and equipment.

     Net cash provided by financing activities totaled $5.4 million and $4.0 million for the six months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities for the six months ended June 30, 2002 primarily resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and purchases of stock from the employee stock purchase plan. Cash provided by financing activities for the six months ended June 30, 2001 primarily resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and purchases of stock from the employee stock purchase plan and from the repayment of notes receivable.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents and short-term investments. As of June 30, 2002, we had $9.2 million securing letters of credit, all of which relate to facility lease agreements that have expiration dates greater than twelve months.

     We lease certain equipment and our facilities under capital and operating lease agreements. The leases expire at various dates through 2017. Future minimum lease payments under these leases as of June 30, 2002 were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2002	$197	$7,515
2003	148	13,803
2004	—	11,248
2005	—	8,859
2006	—	6,356
2007 and thereafter	—	36,605

	$345	$84,386

     Operating lease commitments shown above exclude adjustments for lease income due under noncancelable subleases of excess facilities, which amounted to $12.2 million as of June 30, 2002. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

     As of June 30, 2002, our principal sources of liquidity included $163.5 million of cash and cash equivalents and $139.9 million in short-term investments. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

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

     We incurred net losses of $43.3 million for the six months ended June 30, 2002, $2.6 billion for the year ended December 31, 2001, $768.5 million for the year ended December 31, 2000 and $22.4 million for the year ended December 31, 1999. We had an accumulated deficit of $3.5 billion as of June 30, 2002. We expect to continue to incur losses in the foreseeable future. These losses will be substantial, and we may not ever become profitable. Therefore, our operating results will be harmed if our revenue does not keep pace with our expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our revenues may be harmed if general economic conditions continue to worsen, or do not improve.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy does not improve, our customers may continue to delay or reduce their spending on customer relationship management software. When economic conditions weaken, sales cycles for software products tend to lengthen and companies’ information technology budgets tend to be reduced. When this happens, our revenues suffer and our stock price may decline. Further, if the economic conditions in the United States worsen or do not improve, or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

     We expect our quarterly operating results to fluctuate. We therefore believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis or fall below the expectations of market analysts and investors in a particular quarter are:

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer or cancel orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	reductions in the rate at which opportunities in our pipeline convert into binding license agreements,

•	announcements or introductions of new products by our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	our ability to release new, competitive products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation, services when our own capacity is constrained,

•	restructuring and other non-recurring costs, including severance and lease abandonment cost, and

•	our ability to hire, train and retain qualified engineering, consulting, training, sales and other personnel.

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

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management software, enterprise resources planning software and data analysis and marketing software. Our competitors include, among others, companies such as Business Objects, Chordiant, Informatica, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP, Siebel Systems, Unica and Xchange.

     Many of these companies have significantly greater financial, technical, marketing, sales, service and other resources than we do. Many of these companies also have a larger installed base of users, have been in business longer and/or have greater name recognition than we do. In addition, some large companies have and will continue to attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors’ products may be more effective than our products at performing particular functions or be more customized for customers’ particular needs. Even if these functions are more limited than those provided by our products, our competitors’ software products could discourage potential customers from purchasing our products. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements. In addition, our products must integrate with software solutions provided by a number of our existing or potential competitors. These competitors could alter their products so that our products no longer integrate with them.

     We have recently experienced price erosion with respect to some of our products as new competitors enter the market and existing competitors reduce prices. Our strategy is to develop, market and support a broad set of customer relationship management products. If we are not able to effectively develop, market and support a diversified portfolio of products, our revenues and operating margins will be harmed.

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

     Although no single customer accounted for more than 10% of total revenues for the three or six months ended June 30, 2002, in any quarter, a few large license transactions may account for a substantial amount of our license revenues. For example, for the three months ended March 31, 2002, revenues from a customer accounted for 12% of total revenues. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected. In this regard, a major customer informed us in the first quarter of 2002 that it sought to reevaluate its customer relationship management software requirements. As a result, we did not recognize the revenue that we expected to recognize from an executed transaction with this customer in the first quarter of 2002 and in subsequent quarters.

Our service revenues have a substantially lower margin than our product license revenues, and a decrease in license revenues relative to service revenues could harm our gross margins.

     Our service revenues, which includes fees for consulting, implementation, maintenance and training, were 57% of our revenues for the six months ended June 30, 2002, 43% of our revenues for the year ended December 31, 2001, 42% of our revenues for the year ended December 31, 2000 and 47% of our revenues for the year ended December 31, 1999. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000 and 1999 was 68%, 97%, 101% and 102%, respectively, of our service revenues. A decrease in the percentage of total revenues represented by license revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter-to-quarter due to our relatively early stage of development. The amount and profitability of services can depend in large part on:

•	the number and amount of licenses sold,

•	the extent to which outside consulting organizations provide services directly to customers,

•	the nature of the software products licensed,

•	the complexity of the customer’s information technology environment,

•	the resources allocated by customers to their implementation projects,

•	the extent to which customers desire to customize E.piphany software products,

•	the scope of licensed rights, and

•	the extent to which licenses expand rights to use previously installed E.piphany software products.

If customers do not contract directly with third party consulting organizations to implement our products, our revenues, profitability and margins may be harmed.

     We focus on providing software solutions rather than services. As a result, we encourage our customers to purchase consulting and implementation services directly from third party consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software solutions and allow us to focus on software development, marketing, licensing and support. If consulting organizations are unwilling or unable to provide a sufficient level and quality of service directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

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

     We began shipping our first products in early 1998. Our products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past we have discovered software errors in some of our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

•	expend significant resources to locate, correct or workaround the error,

•	delay introduction of new products or commercial shipment of products, or

•	experience reduced sales and harm to our reputation from dissatisfied customers.

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

     Because our software products are used for important decision-making processes and enable our customers to interact with their customers, product defects may also give rise to liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any such liability claims to date, we may encounter these claims in the future. Liability claims, whether or not successful, could:

•	divert the attention of our management and key personnel from our business,

•	be expensive to defend, and

•	result in large damage awards.

     Our liability insurance may not be adequate to cover all of the expenses resulting from a claim. In addition, if our customers do not find our services to be of high quality or are otherwise dissatisfied with our services, we may lose revenues.

Our products have long sales cycles that make it difficult to plan expenses and forecast results.

     It takes us between six and twelve months to complete the majority of our sales and it can take us longer than one year. It is therefore difficult to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

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

     Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our existing products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers, to whom we seek to sell additional software products and services. To achieve increased market acceptance of our products, we must, among other things, continue to:

•	introduce and improve new customer relationship management software products,

•	improve the effectiveness and performance of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance our software’s ease of use and administration,

•	develop software for vertical markets,

•	make available international versions of our software,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly changing computer operating system and database standards and Internet technology.

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

     In order to operate our products, they must be installed on a computer server running either the Microsoft Windows computer operating system or the Unix computer operating system, and a computer server running database software from IBM, Microsoft or Oracle. We also have and continue to develop products to be compliant with J2EE standards. This capability affords our customers greater flexibility in the deployment of our software products. If we fail to successfully develop and maintain products compatible with these operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products collect and analyze data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

We do not have substantial experience in international markets.

     We have limited experience in marketing, selling and supporting our products and services abroad. If we are unable to effectively grow our international operations, for example, because of a lack of demand for our products, an inability to penetrate new markets or other reasons, our business and operating results could be seriously harmed. In addition, doing business internationally involves greater expense and many additional risks and challenges, particularly:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs,

•	differing intellectual property rights,

•	differing labor regulations,

•	unexpected changes in regulatory requirements,

•	changes in a specific country’s or region’s political or economic conditions,

•	greater difficulty in establishing, staffing and managing foreign operations,

•	the complexity and cost of developing and maintaining international versions of our products, and

•	fluctuating exchange rates.

     Our international operations require a significant amount of attention from our management and substantial financial resources. As of June 30, 2002, we had 126 employees located in Asia, Australia, Canada, Europe, and Latin America.

If we fail to establish, maintain or expand our relationships with third parties, our ability to grow revenues could be harmed.

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, Deloitte & Touche, KPMG Consulting and PricewaterhouseCoopers; resellers, including Accenture, EDS, Hewlett-Packard and Harte-Hanks, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the Internet, including EDS, Harte-Hanks and Interelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not require these third parties to devote resources to promoting, selling and supporting our products. Therefore we have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution channel partners are designed to support each partner with a minimum level of channel conflict. If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.

If we fail to expand our direct and indirect sales channels, we will not be able to increase revenues.

     In order to grow our business, we need to increase market awareness and sales of our products and services. To achieve this goal, we need to increase the size, and enhance the productivity, of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our revenues. We currently receive substantially all of our revenues from direct sales, but we may increase sales through indirect sales channels in the future.

     We also seek to increase revenues from indirect sales channels by selling our software through value added resellers. These resellers offer our software products to their customers together with consulting and implementation services or integrate our software solutions with other software. We may be even more dependent on indirect sales channels in the future due to our international strategy.

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

     In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to successfully complete acquisitions and investments, they may seriously harm our business and prospects. To successfully complete an acquisition, we must:

•	properly evaluate the business, personnel and technology of the company to be acquired,

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

•	integrate and retain personnel,

•	combine potentially different corporate cultures,

•	effectively integrate products, research and development, sales, marketing and support operations, and

•	maintain focus on our day-to-day operations.

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

     From time to time, patent holders contact us for the purpose of licensing to us various intellectual property rights. We cannot assure you that the holder of the patents will not file litigation against us or that we would prevail in the case of such litigation. Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Further, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

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

     Our pending patent and trademark applications may not be allowed or competitors may successfully challenge the validity or scope of these applications. In addition, our patents may not provide a significant competitive advantage. Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently, which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

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

If we fail to manage reductions in the size of our business, our operating results will be harmed.

     We have grown at times since our inception. Recently, however, we have restructured our operations by, among other things, reducing the size of our workforce. Although we have significantly reduced our expenses, we may need to further reduce expenses in the future. If we are not able to effectively address the effects of reducing the workforce, such as the deterioration of employee morale and productivity, and the general reduction of available human resources, our business may be harmed. In addition, future expansion in the size of our business will require that we hire, train and integrate new personnel in key areas. If future expansion becomes necessary and we are unable to successfully expand our workforce, our revenues will be harmed.

The loss of key personnel, or any inability to attract and retain additional personnel, could affect our ability to successfully grow our business.

     Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, this inability could affect our ability to advance our business. Competition for qualified personnel in high technology is high, notwithstanding a weakening economy, particularly in the Silicon Valley region of Northern California where our principal offices are located. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel are bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

     The market price of our common stock has fluctuated substantially since our initial public offering in September 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are priced above market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected.

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

     As of June 30, 2002, we had cash and cash equivalents of $163.5 million that consist of cash and highly liquid short-term investments having maturity dates of no more than 90 days. Declines in interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of approximately $0.8 million.

     As of June 30, 2002, we had short-term investments of $139.9 million that consist of taxable fixed income securities having maturity dates of no more than one year. Declines in interest rates over time would reduce our interest income from our short-term investments. Based upon our balance of short-term investments, a decrease in interest rates of 0.5% would cause a corresponding decrease in our annual interest income of approximately $0.7 million.

     As of June 30, 2002, we did not have any debt outstanding other than capital lease obligations.

     The following summarizes our short-term investments and the weighted average yields as of June 30, 2002 (in thousands, except interest rates):

	Expected maturity date

	2002	2003	2004	2005	2006	Thereafter	Total

Corporate bonds	$27,446	$33,574	$—	$—	$—	$—	$61,020
Weighted average yield	2.26%	2.43%	—	—	—	—	2.35%
Government notes/bonds	$41,335	$37,539	—	—	—	—	$78,874
Weighted average yield	2.12%	2.54%	—	—	—	—	2.32%

Total investment securities	$68,781	$71,113	$—	$—	$—	$—	$139,894

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

     The Company, three of our current and former officers, and three underwriters in our initial public offering (“IPO”) have been named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding bring claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during late 1998 through 2000. Among other things, plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. Defendants have filed motions to dismiss. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (a) None.

          (b) None.

          (c) None.

          (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of stockholders was held on May 30, 2002 and the following matters were considered and voted upon:

     To approve the reelection of Paul M. Hazen to serve as a Class III member of E.piphany’s Board of Directors with a term expiring on the date of the 2005 annual meeting of shareholders.

	FOR:	AGAINST:	ABSTAIN:

Common Stock:	53,841,832	1,052,517	0

     To approve the reelection of Robert L. Joss to serve as a Class III member of E.piphany’s Board of Directors with a term expiring on the date of the 2005 annual meeting of shareholders.

	FOR:	AGAINST:	ABSTAIN:

Common Stock:	53,847,845	1,046,504	0

     Following the reelection of directors Paul M. Hazen and Robert L. Joss on May 30, 2002, Roger S. Siboni and Sam H. Lee continued to serve as Class I directors with terms expiring on the date of the 2003 annual meeting of shareholders, and Douglas J. Mackenzie and Jenny J. Ming continued to serve as Class II directors with terms expiring on the date of the 2004 annual meeting of shareholders.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission by E.piphany on May 16, 2002 to report a change in E.piphany’s certifying accountant from Arthur Anderson LLP to Ernst & Young LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC

DATE: August 14, 2002	SIGNATURE:	/s/ Roger S. Siboni

Roger S. Siboni President, Chief Executive Officer and Chairman of the Board

DATE: August 14, 2002	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.

3.2*	Restated Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

99.1	Statement of the Chief Executive Officer and Chief Financial Officer of E.piphany, Inc.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.