Form 10-Q
period 2002-09-30
E PIPHANY INC
filed 2002-11-13
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 000-26881

E.PIPHANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0443392

(State of incorporation)	(I.R.S. Employer Identification Number)

1900 South Norfolk Street, Suite 310
San Mateo, California 94403

(Address of principal executive offices)

(650) 356-3800

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]    NO  [   ]

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2002, was 72,784,392.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	September 30,
	2001	2002

		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$192,378	$115,538
Short-term investments	121,324	123,929
Accounts receivable, net	13,703	9,093
Prepaid expenses and other assets	5,061	5,977

Total current assets	332,466	254,537
Long-term investments	—	40,004
Restricted cash	9,367	9,337
Property and equipment, net	22,320	14,405
Purchased intangibles, net	16,330	8,395
Goodwill, net	81,783	81,499
Other assets	3,589	2,701

Total assets	$465,855	$410,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$498	$249
Accounts payable	2,537	1,976
Accrued liabilities	11,260	8,958
Accrued compensation	11,873	9,067
Current portion of restructuring costs	8,954	8,459
Deferred revenue	15,380	16,790

Total current liabilities	50,502	45,499
Restructuring costs, net of current portion	23,454	23,853
Other long-term liabilities, net of current portion	472	162

Total liabilities	74,428	69,514
Minority interest	35	—
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,807,410	3,813,410
Stockholders’ notes receivable	(778)	(730)
Accumulated other comprehensive losses	(564)	(295)
Deferred compensation	(901)	(337)
Accumulated deficit	(3,413,782)	(3,470,691)

Total stockholders’ equity	391,392	341,364

Total liabilities and stockholders’ equity	$465,855	$410,878

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	as adjusted		as adjusted
	(1)		(1)

Revenues:
Product license	$16,200	$6,756	$54,893	$24,484
Services (1)	12,999	13,039	45,860	36,855

Total revenues	29,199	19,795	100,753	61,339

Cost of revenues:
Product license	474	301	1,663	871
Services (1)	10,012	7,740	47,811	23,934

Total cost of revenues	10,486	8,041	49,474	24,805

Gross profit	18,713	11,754	51,279	36,534

Operating expenses:
Research and development	10,147	8,318	32,355	25,884
Sales and marketing	21,925	12,169	70,126	41,843
General and administrative	4,672	3,060	20,232	9,447
Restructuring costs	32,436	419	32,436	12,141
Amortization and write-down of goodwill and purchased intangibles	1,935,315	2,647	2,480,201	7,935
Stock-based compensation	410	68	1,156	613

Total operating expenses	2,004,905	26,681	2,636,506	97,863

Loss from operations	(1,986,192)	(14,927)	(2,585,227)	(61,329)
Other income, net	3,039	1,324	12,635	4,420

Net loss	$(1,983,153)	$(13,603)	$(2,572,592)	$(56,909)

Basic and diluted net loss per share	(28.68)	$(0.19)	$(38.00)	$(0.80)

Shares used in computing basic and diluted net loss per share	69,152	72,099	67,691	71,463

(1)	Pursuant to the Financial Accounting Standards Board Staff announcement (Topic No. D-103), reimbursable expenses have been reclassified into service revenues, with a corresponding increase in cost of service revenues for the three and nine months ended September 30, 2001. See Note 2 of Notes to Condensed Consolidated Financial Statements for more detailed information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(2,572,592)	$(56,909)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,315	7,362
Provision for doubtful accounts	2,700	298
Stock-based compensation	1,154	613
Noncash restructuring costs	3,737	2,536
Amortization and write-down of goodwill and purchased intangibles	2,480,201	7,935
Minority interest in net loss of consolidated subsidiary	—	(35)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,364	4,312
Prepaid expenses and other assets	(21)	(28)
Accounts payable	(955)	(561)
Accrued liabilities and compensation	(5,444)	(4,966)
Restructuring costs	25,912	(96)
Deferred revenue	(5,540)	1,410

Net cash used in operating activities	(55,169)	(38,129)

Cash flows from investing activities:
Purchases of property and equipment	(10,303)	(1,769)
Restricted cash	(617)	30
Cash acquired in acquisitions	208	—
Acquisition related costs and changes in accruals	1,204	(12)
Proceeds from maturities of investments	175,931	181,053
Purchases of investments	(222,147)	(223,406)

Net cash used in investing activities	(55,724)	(44,104)

Cash flows from financing activities:
Principal payments on capital lease obligations	(580)	(405)
Repayments on notes payable	(2,088)	—
Repayments on notes receivable	1,777	48
Proceeds from subsidiary stock offering	35	—
Proceeds from sale of common stock, net of repurchases	5,532	5,737

Net cash provided by financing activities	4,676	5,380

Effect of foreign exchange rates on cash and cash equivalents	360	13

Net decrease in cash and cash equivalents	(105,857)	(76,840)
Cash and cash equivalents at beginning of period	317,913	192,378

Cash and cash equivalents at end of period	$212,056	$115,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2001 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 6, 2002.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany and its subsidiaries as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Certain prior period balances have been reclassified to conform to the current period presentation. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full fiscal year.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of September 30, 2002, the Company held 90% of the capital stock of its subsidiary, Nihon E.piphany, K.K. The Company maintains an ownership percentage of 100% for all other subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect at the end of each period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are reflected in stockholders’ equity in the condensed consolidated balance sheets under the caption “Accumulated other comprehensive losses.” Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Cash Equivalents, Short-Term Investments and Long-Term Investments

     The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. The Company has classified its short-term and long-term investments as “available for sale.” Short-term investments generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than one year. Such investments are carried at fair value with unrealized gains and losses reported within accumulated other comprehensive losses. Realized gains and losses and declines in value which are determined to be other-than-temporary on available-for-sale securities are included in other income, net. From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents, short-term investments and long-term investments. As of September 30, 2002, we had $9.3 million securing letters of credit, which are classified as restricted cash in the accompanying condensed consolidated balance sheet, and all of which relate to facility lease agreements that have expiration dates greater than twelve months.

Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income,” which E.piphany adopted beginning on January 1, 1998. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS No. 130 is to report “comprehensive income (loss),” the measure of all changes in equity of an enterprise that results from transactions and other economic events of the period other than transactions with stockholders. Comprehensive income (loss) equals the total of net income (loss) and all other non-owner changes in equity.

     The components of comprehensive losses are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net loss	$(1,983,153)	$(13,603)	$(2,572,592)	$(56,909)
Unrealized gain (loss) on investments	(22)	123	90	256
Foreign currency translation adjustment	71	(271)	360	13

Comprehensive losses	$(1,983,104)	$(13,751)	$(2,572,142)	$(56,640)

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements. Actual results could differ from those estimates.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

     The Company evaluates long-lived assets and certain identifiable intangibles, excluding goodwill, for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Revenue Recognition

     E.piphany recognizes revenue as follows:

     Licenses. Licenses fees are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. Fees from license agreements that include the right to receive unspecified future products are recognized over the term of the arrangement or, if the term is not specified, the estimated economic life of the product. When we receive license fees from resellers, we recognize revenue when the above criteria have been met and we receive persuasive evidence that the reseller has sold the subject licenses through to the end-user.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). To date, when E.piphany has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products, and therefore, license and service revenues have been recognized pursuant to SOP 81-1. Prior to 2001, E.piphany was primarily responsible for the implementation services with respect to the majority of its license arrangements. During 2001 and 2002, third-party consulting organizations have been primarily responsible for the implementation services with respect to the majority of E.piphany’s license arrangements, and therefore, less license revenues have been recognized pursuant to SOP 81-1.

     Maintenance Agreements. Maintenance agreements generally require E.piphany to provide technical support and unspecified software updates to customers. Revenue derived from technical support and software updates is recognized ratably over the term of the maintenance agreement and is included in services revenue in the accompanying condensed consolidated statements of operations.

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

Concentration of Credit Risk and Significant Customers

     The Company’s customers are primarily based in Asia, Australia, Canada, Europe, Latin America and the United States. The Company performs credit evaluations of its prospective customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such reserves have been adequate to cover actual losses incurred. No individual customer account receivable balance accounted for more than 10% of our accounts receivable as of December 31, 2001 or September 30, 2002.

     Revenue comprising more than 10% of total amounts by customers is as follows:

	% of		% of
	Total Revenues		Total Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Customer A	16%	—	—	—

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

     The Company adopted the provisions of SFAS 141 and SFAS 142 as of January 1, 2002. Beginning on January 1, 2002, unamortized goodwill and other intangible assets were subject to new accounting pronouncements SFAS 141 and SFAS 142. As a result, acquired goodwill and other intangible assets with indefinite useful lives were no longer amortized, but will continue to be subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. SFAS 142 also requires the completion of a transitional impairment test, with any impairment treated as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test upon adoption, which did not result in an impairment charge. The Company has not recorded any impairment charge during the nine months ended September 30, 2002. The Company plans to complete an annual impairment test during the fourth quarter of 2002. We have recorded significant impairment charges in the past and to the extent that events or circumstances cause our assumptions to change, additional charges, which could be material, may be required.

     In November 2001, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, “Accounting for Certain Sales Incentives,” EITF No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future” and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” The adoption of these EITF statements did not have a material effect on our financial position or results of operations.

     In November 2001, the staff of the FASB reached consensus on Topic No. D-103, entitled “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (“Topic D-103”). This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The staff of the FASB concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Prior to January 1, 2002, we recorded reimbursements as a reduction of cost of services revenues. Beginning in the first quarter of 2002, we have adopted Topic D-103 and have recorded reimbursable expenses as services revenue. For all comparative periods, reimbursable expenses have been reclassified into services revenues, with a corresponding increase in cost of revenues. The impact of Topic D-103 on services revenues and cost of revenues for the three and nine months ended September 30, 2001 and 2002 is presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Services revenues (as originally presented)	$12,306	$12,606	$42,788	$35,805
Impact of Topic D-103	693	433	3,072	1,050

Services revenues (as currently presented)	$12,999	$13,039	$45,860	$36,855

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Cost of services revenues (as originally presented)	$9,319	$7,307	$44,739	$22,884
Impact of Topic D-103	693	433	3,072	1,050

Cost of services revenues (as currently presented)	$10,012	$7,740	$47,811	$23,934

     With the adoption of Topic D-103, the Company typically recognizes reimbursable expenses as revenue when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

     In July 2002, the staff of the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”). This statement revises the accounting treatment for the cost of exit and disposal activities under Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF No. 94-3”). SFAS 146 requires companies to record exit or disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will subsequently be adjusted for changes in estimated cash flows. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 will not be affected. We do not believe that the adoption of SFAS 146 will have a material impact on our consolidated financial statements.

3.    Related Party Transactions

     In July 1998, we loaned $640,000 to Roger Siboni, our chief executive officer, to purchase 2,400,000 shares of our common stock at $0.26 2/3 per share. This loan is secured by 539,151 shares of E.piphany common stock. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum compounded monthly. As of September 30, 2002, Mr. Siboni has made a payment totaling $193,000, the outstanding principle balance of this loan was $447,000 and accrued interest was $161,000. Subsequent to September 30, 2002, Mr. Siboni made an additional payment of $214,000. Mr. Siboni has indicated and the Company expects that this loan will be repaid by August 2004.

     Mr. Siboni was also offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan bears interest at 5.6% per annum compounded monthly. Amounts drawn on this loan as of January 1, 2000 were paid in full upon Mr. Siboni’s first sale of E.piphany stock. Mr. Siboni then continued to draw down from this loan through July 31, 2000. As of September 30, 2002, the outstanding balance of this loan including accrued interest was $43,000. Mr. Siboni has indicated and the Company expects that this loan will be repaid by December 2003.

     As of September 30, 2002, Mr. Siboni was a member of the board of directors of two of E.piphany’s customers. Total revenues to E.piphany from these customers were $55,000 and $166,000 for the three and nine months ended September 30, 2002, respectively. Total revenues to E.piphany from these customers were $54,000 and $144,000 for the three and nine months ended September 30, 2001, respectively. E.piphany had accounts receivable balances from these customers totaling $0 and $81,000 as of September 30, 2002 and December 31, 2001, respectively.

     In addition, as of September 30, 2002, three of E.piphany’s customers had board members that were also on E.piphany’s Board of Directors. Total revenues to E.piphany from these customers were $72,000 and $886,000 for the three and nine months ended September 30, 2002, respectively. Total revenues to E.piphany from these customers were $84,000 and $290,000 for the three and nine months ended September 30, 2001, respectively. There were no outstanding accounts receivable balances from these customers as of September 30, 2002 or December 31, 2001.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net loss	$(1,983,153)	$(13,603)	$(2,572,592)	$(56,909)

Basic and diluted:
Weighted average shares of common stock outstanding	70,555	72,188	69,806	71,764
Less: Weighted average shares subject to repurchase	(1,403)	(89)	(2,115)	(301)

Weighted average shares used in computing basic and diluted net loss per common share	69,152	72,099	67,691	71,463

Basic and diluted net loss per common share	$(28.68)	$(0.19)	$(38.00)	$(0.80)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	4,021	11,480	4,158	11,112
Options for which the exercise price was less than the average fair market value of the Company’s common stock during the period that were excluded as inclusion would decrease the Company’s net loss per share	3,295	922	5,340	2,042
Common shares excluded resulting from common stock subject to repurchase	1,403	89	2,115	301

Total common stock equivalents excluded from diluted net loss per common share	8,719	12,491	11,613	13,455

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

     The Company, three of our current and former officers, and three underwriters in our initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Among other things, plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

Restructuring Costs

     In the third quarter ended September 30, 2001, the Company initiated a plan to restructure its worldwide operations by reducing its workforce and consolidating its operating facilities and recorded a restructuring charge of $32.4 million. Additional charges of $10.5 million and $0.5 million were recorded during the quarters ended December 31, 2001 and March 31, 2002, respectively, which primarily reflected changes in the estimated costs of abandoning certain facilities associated with the plan initiated during the quarter ended September 30, 2001. In the quarter ended June 30, 2002, the Company further reduced its workforce and initiated a plan to abandon additional facilities, and recorded a restructuring charge of $11.2 million. Additional charges of $0.4 million were recorded during the quarter ended September 30, 2002, which primarily reflected changes in the estimated costs of the write-off of property and equipment associated with the charge taken during the quarter ended June 30, 2002.

     The following table summarizes restructuring charges recorded during the nine months ended September 30, 2002 (in thousands):

	Accrued				Accrued
	Balance at				Balance at
	December 31,	Total	Cash	Non Cash	September 30,
	2001	Charges	Payments	Charges	2002

Severance and related charges	$58	$2,737	$(2,569)	$(214)	$12
Write-off of property and equipment	—	2,724	—	(2,322)	402
Lease abandonment costs	32,350	6,680	(7,132)	—	31,898

Total	32,408	$12,141	$(9,701)	$(2,536)	32,312

Less: current portion	(8,954)				(8,459)

Restructuring costs, net of current portion	$23,454				$23,853

     Severance and related charges primarily resulted from involuntary termination benefits, including the acceleration of certain stock option grants in connection with terminated employees, and payroll taxes. In the quarter ended September 30, 2001, the company reduced its workforce by approximately 13%, and in the quarter ended June 30, 2002, by approximately 14%. The terminations included sales and marketing, research and development and general administrative personnel, and were across all geographic regions.

     Write-off of property and equipment primarily relates to leasehold improvements and other property and equipment which have been impaired as a result of the abandonment of leased facilities and the reduction of headcount.

     Lease abandonment costs related to the abandonment of leased facilities in Atlanta, Boston, Chicago, New York, San Mateo, Hong Kong, Singapore and the United Kingdom. Lease abandonment costs reflected remaining lease liabilities and brokerage fees stated at actual costs reduced by estimated sublease income. The Company calculated the estimated costs of abandoning these leased facilities, including estimated sublease costs and income, with the assistance of market information trend analyses provided by a commercial real estate brokerage firm retained by the Company.

     As the estimates used in calculating the restructuring costs are subject to changing market conditions and other factors that are outside of the control of the Company, adjustments to these estimates could result in material increases or decreases in the currently accrued amounts. During the nine months ended September 30, 2002, the Company paid $9.7 million in severance and related charges and lease abandonment costs, of which $7.8 million related to the charge recorded in September 30, 2001 and $1.9 million related to the charge recorded in June 30, 2002. Actual future cash requirements may differ materially from the accrual balance at September 30, 2002. As of September 30, 2002, $31.9 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by 2017.

6. Segment Information

     E.piphany is organized and operates as one business segment, which manages the design, development, marketing and sale of software products and related services. The Company distributes its products in the United States and in foreign countries through direct sales personnel and indirect channel partners.

     Revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Revenues:
United States	$19,287	$13,736	$76,219	$44,171
United Kingdom	8,213	2,511	20,109	6,365
Rest of World	1,699	3,548	4,425	10,803

Total	$29,199	$19,795	$100,753	$61,339

7.    Goodwill and Purchased Intangible Assets

     Prior to the adoption of SFAS 142, the Company periodically assessed the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of.” The Company also periodically assessed the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” (“APB 17”). As part of its review of its third quarter of 2001 financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions. The impairment assessment was performed with the assistance of independent valuation experts to determine whether any impairment existed. The impairment indicators included, but were not limited to, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeded the Company’s market capitalization, and the overall decline in industry growth rates, which have negatively impacted the Company’s revenues and forecasted revenue growth rates, which precipitated the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their estimated fair market value. Fair market value was determined based on discounted future cash flows for the acquisitions that had separately identifiable cash flows. Prior to recording the impairment charge, the Company’s quarterly amortization expense was approximately $274.1 million compared to amortization expense of approximately $17.0 million in the quarter following the impairment charge.

     In the first quarter of 2002, the Company adopted SFAS 142. SFAS 142 supersedes APB 17 and states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company has not recorded any impairment charge during the nine months ended September 30, 2002. The Company plans to complete an annual impairment test during the fourth quarter of 2002. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of goodwill and assembled workforce, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net loss	$(1,983,153)	$(13,603)	$(2,572,592)	$(56,909)
Amortization of goodwill and assembled workforce	262,956	—	786,058	—

Adjusted net loss	$(1,720,197)	$(13,603)	$(1,786,534)	$(56,909)
Basic and diluted net loss per share	(28.68)	(0.19)	(38.00)	(0.80)
Amortization of goodwill and assembled workforce per share	3.80	0.00	11.61	0.00

Adjusted basic and diluted net loss per share	$(24.88)	$(0.19)	$(26.39)	$(0.80)

	Year Ended December 31,

	1999	2000	2001

Net loss	$(22,390)	$(768,478)	$(2,609,435)
Amortization of goodwill and assembled workforce	—	669,178	791,695

Adjusted net loss	(22,390)	$(99,300)	$(1,817,740)
Basic and diluted net loss per share	(1.46)	(13.71)	(38.25)
Amortization of goodwill and assembled workforce per share	0.00	11.94	11.60

Adjusted basic and diluted net loss per share	$(1.46)	$(1.77)	$(26.65)

     Information regarding the Company’s other intangible assets is as follows (in thousands):

	December 31, 2001			September 30, 2002

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

Developed technology	$17,652	$(2,438)	$15,214	$17,652	$(9,726)	$7,926
Customer list	1,332	(216)	1,116	1,332	(863)	469

Total	$18,984	$(2,654)	$16,330	$18,984	$(10,589)	$8,395

     E.piphany will continue to amortize other intangible assets of $8.4 million on a straight-line basis over their remaining useful lives. Amortization of other intangible assets for the three and nine months ended September 30, 2002 was $2.6 million and $7.9 million, respectively. Amortization related to these intangibles is expected to be $2.6 million for the remaining three months of 2002, $5.1 million for 2003 and $0.7 million for 2004.

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

Overview

     We develop, market and sell the E.piphany System, an integrated suite of customer relationship management (“CRM”) software solutions. These CRM solutions provide capabilities for the analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.piphany System to gain insight into their customers’ characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which collect customer data from existing software systems or other E.piphany solutions, as well as third-party data providers. To take action on this insight, companies use our operational CRM solutions to more effectively interact with their customers across a variety of communication and distribution channels.

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

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, consulting, support and training. Through September 30, 2002, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of license fees vary depending on the software solution and the scope of usage rights licensed. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Each software solution included in the E.piphany System contains the same core technology, allowing for easy integration of additional software products as they are licensed from us. Our software products are made available either on compact disc or electronically.

     Customers generally require consulting and implementation services, which include evaluating their business needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Deloitte & Touche and IBM. Alternatively, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization where necessary by subcontracting some of these services to third-party consulting organizations.

Cost of Revenues and Operating Expenses

     Our cost of license revenues primarily consist of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consist of salaries and related expenses for our implementation, consulting, maintenance and training organizations, an allocation of facilities, communications and depreciation expenses, cost of reimbursable expenses and costs of subcontracting to consulting organizations to provide consulting services to customers. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facility rent for corporate offices, communication charges and depreciation expenses for office furniture and equipment.

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

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition policies, provision for doubtful accounts, the assessment of recoverability of goodwill and other intangible assets, and restructuring accruals for abandoned operating leases. These policies and our practices related to these policies are described below and in Note 2 of Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

     Licenses fees are recognized as revenue upon contract execution, provided that all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all delivered and undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. Fees from license agreements that include the right to receive unspecified future products are recognized over the term of the arrangement or, if the term is not specified, the estimated economic life of the product. When we receive license fees from resellers, we recognize revenue when the above criteria have been met and we receive persuasive evidence that the reseller has sold the subject licenses through to the end-user.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when we have been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1. Prior to 2001, we were primarily responsible for the implementation services with respect to the majority of our license arrangements. During 2001 and 2002, third-party consulting organizations have been primarily responsible for the implementation services with respect to the majority of our license arrangements, and therefore, less license revenues have been recognized pursuant to SOP 81-1.

Allowances for Doubtful Accounts

     A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We record an allowance to reduce specific receivables to the amount that we believe to be collectible. We also record an allowance for all other receivables based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

Goodwill and Purchased Intangible Assets

     As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, management evaluates long-lived assets, including goodwill and other intangible assets, for impairment on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that the carrying value is not recoverable. Factors we consider important that could trigger an impairment test include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When management determines that an impairment test is necessary, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the underlying forecasts of expected future revenue and expense and the appropriate level of aggregation of cash flows, their term and discount rate. The Company plans to complete an annual impairment test during the fourth quarter of 2002. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges, which could be material, may be required.

Restructuring Costs

     As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring costs in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by a commercial real estate brokerage firm retained by us. We review these estimates each reporting period and, to the extent that our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens, and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made.

Results of Operations

Revenues

     Total revenues decreased to $19.8 million for the quarter ended September 30, 2002, from $29.2 million for the quarter ended September 30, 2001. Total revenues decreased to $61.3 million for the nine months ended September

30, 2002, from $100.8 million for the nine months ended September 30, 2001. The decrease in revenues was primarily due to fewer sales of our product licenses and related services resulting mainly from an economic slowdown and a significant decline in spending by companies on information technology. We expect the economic slowdown to continue to adversely impact our revenue growth for the next few quarters and perhaps significantly longer.

     Product license revenues decreased to $6.8 million, or 34% of total revenue, for the quarter ended September 30, 2002 from $16.2 million, or 55% of total revenue, for the quarter ended September 30, 2001. Product license revenues decreased to $24.5 million, or 40% of total revenue, for the nine months ended September 30, 2002 from $54.9 million, or 54% of total revenue, for the nine months ended September 30, 2001. This decrease in product license revenues was primarily due to fewer sales of our product licenses and lower average selling prices resulting primarily from the downturn in the economy and weakness in information technology spending.

     Services revenues were flat at $13.0 million, or 66% of total revenues, for the quarter ended September 30, 2002 from $13.0 million, or 45% of revenues, for the quarter ended September 30, 2001. Services revenues decreased to $36.9 million, or 60% of total revenues, for the nine months ended September 30, 2002 from $45.9 million, or 46% of revenues, for the nine months ended September 30, 2001. The decrease was due primarily to the decrease in product license revenues. The decrease in professional services revenue was offset by an increase in maintenance revenue attributable to new licenses sold.

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

Cost of Revenues

     Total cost of revenues decreased to $8.0 million for the quarter ended September 30, 2002 as compared to $10.5 million for the quarter ended September 30, 2001. Total cost of revenues decreased to $24.8 million for the nine months ended September 30, 2002 as compared to $49.5 million for the nine months ended September 30, 2001. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, which have not been significant to date.

     Cost of services revenues consists primarily of the costs of consulting, maintenance and training services. Cost of services revenues decreased to $7.7 million, or 59% of services revenues, for the quarter ended September 30, 2002 from $10.0 million, or 77% of services revenues, for the quarter ended September 30, 2001. Cost of services revenues decreased to $23.9 million, or 65% of services revenues, for the nine months ended September 30, 2002 from $47.8 million, or 104% of services revenues, for the nine months ended September 30, 2001. The decrease in absolute dollars was the result of a significant reduction in the number of internal professional services employees. The decrease in cost of services as a percentage of revenue is primarily due to a higher proportion of maintenance revenue, which has more favorable margins.

Operating Expenses

Research and Development

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $8.3 million for the quarter ended September 30, 2002 from $10.1 million for the quarter ended September 30, 2001. Research and development expenses decreased to $25.9 million for the nine months ended September 30, 2002 from $32.4 million for the nine months ended September 30, 2001. The decrease in absolute dollars was primarily due to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. Research and development expenses as a percentage of total revenues increased to 42% for the quarter ended

September 30, 2002 from 35% for the quarter ended September 30, 2001. Research and development expenses as a percentage of total revenues increased to 42% for the nine months ended September 30, 2002 from 32% for the nine months ended September 30, 2001. We believe that investments in product development are essential to our future success. Although the previous restructuring of our operations has reduced our research and development expenses for the current quarter, these expenses may increase over the longer term.

Sales and Marketing

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $12.2 million for the quarter ended September 30, 2002 from $21.9 million for the quarter ended September 30, 2001. Sales and marketing expenses decreased to $41.8 million for the nine months ended September 30, 2002 from $70.1 million for the nine months ended September 30, 2001. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. Sales and marketing expenses as a percentage of total revenues decreased to 61% for the quarter ended September 30, 2002 from 75% for the quarter ended September 30, 2001. Sales and marketing expenses as a percentage of total revenues decreased to 68% for the nine months ended September 30, 2002 from 70% for the nine months ended September 30, 2001. Although the previous restructuring of our operations has reduced our sales and marketing expenses for the current quarter, these expenses may increase over the longer term.

General and Administrative

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $3.1 million for the quarter ended September 30, 2002 from $4.7 million for the quarter ended September 30, 2001. General and administrative expenses decreased to $9.4 million for the nine months ended September 30, 2002 from $20.2 million for the nine months ended September 30, 2001. The decrease in general and administrative expenses in absolute dollars was primarily attributable to the restructuring of our operations, which resulted in a reduction in the number of our employees and a consolidation of our operating facilities. The decrease for the nine months ended September 30, 2002 was also due to a decrease in bad debt expense. General and administrative expenses as a percentage of total revenues decreased to 15% for the quarter ended September 30, 2002 from 16% for the quarter ended September 30, 2001. General and administrative expenses as a percentage of total revenues decreased to 15% for the nine months ended September 30, 2002 from 20% for the nine months ended September 30, 2001. Although the previous restructuring of our operations has reduced our general and administrative expenses for the current quarter, these expenses may increase over the longer term.

Restructuring Costs

     In the quarter ended September 30, 2001, we initiated a plan to restructure our worldwide operations by reducing our workforce and consolidating our operating facilities and recorded a restructuring charge of $32.4 million. Additional charges of $10.5 million and $0.5 million were taken during the quarters ended December 31, 2001 and March 31, 2002, respectively, which primarily reflected changes in the estimated costs of abandoning certain facilities associated with the plan initiated during the quarter ended September 30, 2001. In the quarter ended June 30, 2002, we further reduced our workforce and planned to abandon additional facilities, and recorded a restructuring charge of $11.2 million. Additional charges of $0.4 million were taken during the quarter ended September 30, 2002, which primarily reflected changes in the estimated costs associated with the charge taken during the quarter ended June 30, 2002.

Amortization and Write-Down of Goodwill and Purchased Intangibles

     Our acquisitions of RightPoint Software, Inc., Octane Software, Inc., eClass Direct, Inc., iLeverage Corporation and Moss Software, Inc. were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The aggregate amortization and write-down of goodwill and other intangible assets was $2.6 million and $1.9 billion for the quarters ended September 30, 2002 and 2001, respectively. The aggregate amortization and write-down of goodwill and other intangible assets was $7.9 million and $2.5 billion for the nine months ended

September 30, 2002 and 2001, respectively. The decrease was primarily due to a decrease in the unamortized balance as a result of a $1.7 billion impairment of goodwill and intangible assets charge taken during the third quarter of 2001 and the adoption of SFAS 142, which ceases the systematic amortization of goodwill. Please see Note 7 of Notes to Condensed Consolidated Financial Statements for more detailed information.

     Beginning on January 1, 2002, unamortized goodwill and other intangible assets were subject to new accounting pronouncements SFAS No. 141 and SFAS No. 142 as described in Note 2 of Notes to Condensed Consolidated Financial Statements. As a result, acquired goodwill and other intangible assets with indefinite useful lives were no longer being amortized, but will continue to be subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. SFAS 142 also requires the completion of a transitional impairment test, with any impairment treated as a cumulative effect of change in accounting principle. We completed the transitional impairment test upon adoption, which did not result in an impairment charge. We have not recorded any impairment charge during the nine months ended September 30, 2002. We plan to complete an annual impairment test during the fourth quarter of 2002. We have recorded significant impairment charges in the past and to the extent that events or circumstances cause our assumptions to change, additional charges, which could be material, may be required. We continue to amortize other intangible assets of $8.4 million on a straight-line basis over their remaining useful lives. Amortization related to these intangibles is currently expected to be $2.6 million for the remaining three months of 2002, $5.1 million for 2003 and $0.7 million for 2004.

Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with FASB Interpretation No. 28. Total stock-based compensation was $0.4 million and $0.1 million for the quarters ended September 30, 2001 and 2002, respectively. Total stock-based compensation was $1.2 million and $0.6 million for the nine months ended September 30, 2001 and 2002, respectively.

Other Income, Net

     Interest income, net of interest expense, decreased to $1.3 million for the quarter ended September 30, 2002 from $3.0 million for the quarter ended September 30, 2001. Interest income, net of interest expense, decreased to $4.4 million for the nine months ended September 30, 2002 from $12.6 million for the nine months ended September 30, 2001. The decrease was due to a decrease in the average rate of return on our investments and lower average cash and investment balances.

Liquidity and Capital Resources

     Net cash used in operating activities totaled $38.1 million and $55.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities for each period resulted principally from net losses in those periods, net of non-cash charges for depreciation, amortization and write-down of goodwill and purchased intangibles, non-cash restructuring expense, and stock-based compensation. Cash used in operating activities for the nine months ended September 30, 2002 also resulted from decreases in accrued liabilities and accounts payable, which was offset by a decrease in accounts receivable and an increase in deferred revenue. Cash used in operating activities for the nine months ended September 30, 2001 also resulted from decreases in accrued liabilities and in deferred revenue, which was partially offset by a decrease in accounts receivable.

     Net cash used in investing activities totaled $44.1 million for the nine months ended September 30, 2002 compared to $55.7 million used in investing activities for the nine months ended September 30, 2001. Cash used in investing activities for the nine months ended September 30, 2002 primarily resulted from the purchase of investments. Cash used in investing activities for the nine months ended September 30, 2001 primarily resulted from the purchase of investments and property and equipment.

     Net cash provided by financing activities totaled $5.4 million and $4.7 million for the nine months ended September 30, 2002 and 2001, respectively. Cash provided by financing activities for the nine months ended September 30, 2002 primarily resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and purchases of stock from the employee stock purchase plan. Cash provided by financing activities for the nine months ended September 30, 2001 primarily resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and purchases of stock from the employee stock purchase plan and from the repayment of notes receivable offset by repayments on notes payable.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents, short-term investments and long-term investments As of September 30, 2002, we had $9.3 million securing letters of credit, all of which relate to facility lease agreements that have expiration dates greater than twelve months.

     We lease certain equipment and our facilities under capital and operating lease agreements. The leases expire at various dates through 2017. Future minimum lease payments under these leases as of September 30, 2002 were as follows (in thousands):

	Capital	Operating
Year Ending December 31,	Leases	Leases

2002	$99	$3,849
2003	154	14,523
2004	—	11,432
2005	—	8,949
2006	—	6,293
2007 and thereafter	—	34,810

	$253	$79,856

     Operating lease commitments shown above exclude adjustments for lease income due under noncancelable subleases of excess facilities, which amounted to $12.7 million as of September 30, 2002. In addition, operating lease commitments shown above exclude accrued lease abandonment costs, which amounted to $31.9 million as of September 30, 2002. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

     We believe that our current cash and cash equivalents, short-term investments and long-term investments will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

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

     We incurred net losses of $56.9 million for the nine months ended September 30, 2002, $2.6 billion for the year ended December 31, 2001, $768.5 million for the year ended December 31, 2000 and $22.4 million for the year ended December 31, 1999. We had an accumulated deficit of $3.5 billion as of September 30, 2002. We expect to continue to incur losses in the foreseeable future. These losses will be substantial, and we may never become profitable. Therefore, our operating results will be harmed if our revenue does not keep pace with our expenses or is not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our revenues may be harmed if general and industry specific economic conditions do not improve, or continue to worsen.

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

     We expect our quarterly operating results to fluctuate. We believe, therefore, that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis or fall below the expectations of market analysts and investors in a particular quarter are:

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer or cancel orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	reductions in the rate at which opportunities in our pipeline convert into binding license agreements,

•	announcements or introductions of new products by our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	our ability to release new, competitive products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation services when our own capacity is constrained,

•	restructuring and other non-recurring costs, including severance and lease abandonment cost, and

•	our ability to hire, train and retain qualified engineering, consulting, training, sales and other personnel.

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

     Although no single customer accounted for more than 10% of total revenues for the three or nine months ended September 30, 2002, a few large license transactions may account for a substantial amount of our license revenues. For example, for the three months ended March 31, 2002, revenues from a customer accounted for 12% of total revenues. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected.

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

     We began shipping our first products in early 1998. Our products are complex and may contain currently unknown errors, defects or failures, particularly since they are new and recently released. In the past, we have discovered software errors in our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

•	expend significant resources to locate, correct or work around the error,

•	delay introduction of new products or commercial shipment of products, or

•	experience reduced sales and harm to our reputation from dissatisfied customers.

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

     Our international operations require a significant amount of attention from our management and substantial financial resources. As of September 30, 2002, we had 113 employees located in Asia, Australia, Canada, Europe, and Latin America.

Our service revenues have a substantially lower margin than our product license revenues, and a decrease in license revenues relative to service revenues could harm our gross margins.

     Our service revenues, which includes fees for consulting, implementation, maintenance and training services, were 60% of our revenues for the nine months ended September 30, 2002, 43% of our revenues for the year ended December 31, 2001, 42% of our revenues for the year ended December 31, 2000 and 47% of our revenues for the year ended December 31, 1999. Our service revenues have substantially lower gross margins than license revenues. Our cost of service revenues for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000 and 1999 was 65%, 97%, 101% and 102%, respectively, of our service revenues. A decrease in the percentage of total revenues represented by license revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total revenues have varied significantly from quarter-to-quarter due to our relatively early stage of development. The amount and profitability of services can depend in large part on:

•	the number and amount of licenses sold,

•	the extent to which customers obtain services directly from us rather than from third party consulting organizations,

•	the nature of the software products licensed,

•	the complexity of the customer’s information technology environment,

•	the resources allocated by customers to their implementation projects,

•	the extent to which customers desire to customize our software products,

•	the scope of licensed rights, and

•	the extent to which licenses expand rights to use previously installed E.piphany software products.

If customers do not contract directly with third-party consulting organizations to implement our products, our revenues, profitability and margins may be harmed.

     We focus on providing software products rather than services. As a result, we encourage our customers to purchase consulting and implementation services directly from third party consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software products and allow us to focus on software development, marketing, licensing and support.

     From time to time, our customers nonetheless require that we provide services directly to them, especially when such customers have licensed new releases of our products. If consulting organizations are unwilling or unable to provide a sufficient amount and quality of services directly to our customers or if customers are unwilling to contract directly with these consulting organizations, we may not realize these benefits and our revenues and profitability may be harmed.

     Further, to the extent that consulting organizations do not provide consulting and implementation services directly to our customers, we need to provide these services to our customers. Our customers frequently require that we provide services directly to our customers, especially when such customers have licensed new releases of our products. We provide these services to our customers either directly through our internal professional services organization or indirectly through subcontractors we hire to perform these services on our behalf. Because our margins on service revenues are less than our margins on license revenues, our overall margins decline when we provide these services to customers. This is particularly true if we hire subcontractors to perform these services because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

Our products have long sales cycles that make it difficult to plan expenses and forecast results.

     It takes us between six and twelve months to complete the majority of our sales and it can take us longer than one year. It is difficult, therefore, to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

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

     The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. Our sales cycle lengthens when economic conditions worsen and spending on information technology declines. If our sales cycle unexpectedly lengthens in general, or for one or more large orders, it would adversely affect the timing of our revenues. If we were to experience a delay of several weeks on a large order, it could harm our ability to meet our forecasts for a given quarter.

If the market for our products does not grow, our revenues will be harmed.

     If the market for customer relationship management software does not grow as quickly, or become as large, as we anticipate, our revenues will be lower than our expectations. Our market is still emerging, and our success depends on its growth. Our potential customers may:

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

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, BearingPoint (formerly KPMG Consulting), Deloitte & Touche, and IBM; resellers, including Accenture, Hewlett-Packard and Harte-Hanks; hardware and software technology platform partners including IBM and Sun Microsystems, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the Internet, including Harte-Hanks and Interelate. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. However, our contracts do not typically require these third parties to devote substantial resources to promoting, selling and supporting our products. We therefore have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution partners are designed to support each partner with a minimum level of channel conflict. If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.

If we fail to manage reductions in the size of our business, our operating results will be harmed.

     We have grown quickly, both through acquisitions and hiring, at times since our inception. Recently, however, we have restructured our operations by, among other things, reducing the size of our workforce. Although we have significantly reduced our expenses, we may need to further reduce expenses in the future. If we are not able to effectively address the effects of reducing the workforce, such as the deterioration of employee morale and productivity, and the general reduction of available human resources, our business may be harmed. In addition, future expansion in the size of our business will require that we hire, train and integrate new personnel in key areas. If future expansion becomes necessary and we are unable to successfully expand our workforce, our revenues will be harmed.

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

     Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our existing products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance and we may be unable to attract new customers. We may also lose existing customers to whom we seek to sell additional software products and services. To achieve increased market acceptance of our products, we must, among other things, continue to:

•	introduce new and improved customer relationship management software products,

•	improve the effectiveness and performance of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance the flexibility and configurability of our software to enable our customers to better address their needs at a lower cost of deployment and maintenance.

•	enhance our software’s ease of use and administration,

•	develop software for vertical markets,

•	make available international versions of our software,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly changing computer operating system and database standards and Internet technology.

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

If we fail to enhance our market awareness and sales effectiveness, we will not be able to increase revenues.

     In order to grow our business, we need to increase market awareness of our company and products and enhance the effectiveness and productivity of our direct sales force and indirect sales channels. If we fail to do so, this failure could harm our revenues. We currently receive substantially all of our revenues from direct sales, but we may increase sales through indirect sales channels in the future.

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

     In addition, we typically charge for our software based on the number of users at a particular site that will be permitted to use the software. Customers that have licenses to use our products could allow unauthorized use of our software. Unauthorized use is difficult to detect and, to the extent that our software is used without authorization, we may lose potential license fees.

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

     The market price of our common stock has fluctuated substantially since our initial public offering in September 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose stock options are priced above market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected.

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

     Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, our board of directors has staggered terms, which makes it difficult to remove them all at once. The acquirer also would be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer also will not be able to cumulate votes at a meeting, which will require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

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

     As of September 30, 2002, we had cash and cash equivalents of $115.5 million that consisted of cash and highly liquid short-term investments having original maturity dates of no more than 90 days. Declines in interest rates over time would reduce interest income from our cash and cash equivalents. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.2 million. Due to the nature of our highly liquid short-term investments and their maturities, an increase in interest rates would not materially change the fair market value of our cash and cash equivalents.

     As of September 30, 2002, we had short-term investments, long-term investments and restricted cash of $173.3 million that consisted of taxable fixed income securities having original maturity dates between three months and two years. Declines in interest rates over time would reduce our interest income from our short-term investments, long-term investments and restricted cash. Based upon our balance of short-term investments, long-term investments and restricted cash, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.7 million. Increases in interest rates would cause the fair market value of our portfolio to decline. Based upon our balance of short-term investments, long-term investments and restricted cash, an immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of our portfolio to decrease by approximately $1.2 million.

     As of September 30, 2002, we did not have any debt outstanding other than capital lease obligations.

     The following summarizes our investments and the weighted average yields as of September 30, 2002 (in thousands, except interest rates):

	Expected maturity date

	2002	2003	2004	2005	2006	Thereafter	Total

Corporate bonds	$17,851	$38,430	$—	$—	$—	$—	$56,281
Weighted average yield	2.12%	2.39%	—	—	—	—	2.30%
Government notes/bonds	$29,486	$40,750	$37,416	—	—	—	$107,652
Weighted average yield	2.14%	1.77%	1.93%	—	—	—	2.28%

Total investment securities	$47,337	$79,180	$37,416	$—	$—	$—	$163,933

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rules 240.13a-14(c) and 15d-14(c)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective and timely.

Changes in Internal Controls

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

     The Company, three of our current and former officers, and three underwriters in our initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Among other things, plaintiffs allege that the underwriters’ customers had to pay excessive brokerage commissions and purchase additional shares of stock in the aftermarket in order to receive favorable allocations of shares in an IPO. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

ITEM 5.    OTHER INFORMATION

Deadline for Receipt of Stockholder Proposals for 2003 Annual Meeting of Stockholders

     Stockholders may present proposals for action at future meetings of stockholders only if they comply with the proxy rules established by the Securities and Exchange Commission, applicable Delaware law and our Certificate of Incorporation and Bylaws. Stockholder proposals to be presented at our 2003 annual meeting of stockholders must be delivered to the secretary of the corporation at our principal executive offices not earlier than January 26, 2003 or later than February 25, 2003; provided, however, that if the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after May 30, 2003, notice by the stockholder must be delivered not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE:	November 13, 2002	SIGNATURE:	/s/ Roger S. Siboni Roger S. Siboni President, Chief Executive Officer and Chairman of the Board

DATE:	November 13, 2002	SIGNATURE:	/s/ Kevin J. Yeaman Kevin J. Yeaman Chief Financial Officer

CERTIFICATIONS

I, Roger S. Siboni, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of E.piphany, Inc.;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

            (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

            (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Roger S. Siboni Roger S. Siboni Chief Executive Officer

I, Kevin J. Yeaman, certify that:

     1.    I have reviewed this quarterly report on Form 10-Q of E.piphany, Inc.;

     2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

            (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

            (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

            (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kevin J. Yeaman Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.

3.2	Restated Bylaws of the Registrant.

4.1*	Form of Stock Certificate.

10.1	Restated 1999 Employee Stock Purchase Plan

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.