Form 10-K
period 2002-12-31
E PIPHANY INC
filed 2003-03-27
CIK 1089613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
Common Stock, $0.0001 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     The approximate aggregate market value of the registrant’s Common Stock held by nonaffiliates on June 30, 2002 was $233,307,266. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of common shares outstanding as of January 31, 2003 was 72,844,597.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K reference
(1) Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A for the stockholder meeting scheduled for May 30, 2003 are incorporated by reference into Part III of this Report.	Part III

PART I

      This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including the execution of restructuring plans; any statements concerning proposed new products, services, developments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1 hereto and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

Item 1. Business

Overview

     We develop, market and license the E.piphany® E.6™ suite of software products, an integrated set of customer relationship management, or CRM, software products. These CRM products provide capabilities for the collection and analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.6 Suite to gain insight into their customers’ characteristics and preferences, and then take action on that insight in real-time to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM solutions, which utilize customer data collected from E.piphany or other software products, or obtained from third party data providers. To take action on this insight, companies use our operational CRM software products to more effectively interact with their customers across a variety of communication and distribution channels.

     We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, consulting and maintenance fees. In September 1999 and January 2000 we raised a total of approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions using stock consideration including the acquisition of RightPoint Software, Inc., Octane Software, Inc., eClass Direct, Inc. and Moss Software, Inc. These acquisitions increased our customer base, increased the number of our employees and expanded our product suite.

The E.piphany Suite of CRM Software Products

     In order to increase the longevity and profitability of customer relationships, as well as attract new customers, many companies seek to improve the manner in which they market, sell and deliver products and services to their customers. To improve these processes, companies seek to better understand their customers’ characteristics and preferences by gaining a single view of each customer across the company’s various departments, distribution channels and points of customer interaction. Based on the insight gained from this single customer view, companies can then take action to address individual customer preferences and characteristics through more personalized customer interactions. When companies understand individual customer preferences, they are also better able to market complementary products and make personalized offers to meet each customer’s individual needs.

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

     The E.6 Suite includes multiple CRM software products designed to solve specific business problems in areas such as customer analytics, marketing, service and sales. Our software solutions can be deployed simultaneously or in incremental steps as our customers seek to address new business problems. Our customers can deploy our software solutions to enhance, supplement or replace previously installed software products.

     The E.6 Suite is made up of several software modules within each of the following product families:

•	E.piphany Insight,

•	E.piphany Marketing,

•	E.piphany Sales,

•	E.piphany Service, and

•	E.piphany Interaction Advisor.

E.piphany Insight

     E.piphany Insight allows any business user with a web browser to easily analyze customer, supplier and operational data from across the enterprise and the internet. To support this capability, we have designed the E.6 Suite to extract and manage data from a wide variety of electronic data sources regardless of their format. The analytical capabilities of our software applications range from aggregating data from disparate software systems to the application of complex statistical formulas to that data, known as data mining. Once our software has analyzed the data, it presents the resulting information in easy-to-use formats, such as graphs and tables.

E.piphany Marketing

     E.piphany Marketing allows employees in a company’s marketing department to collaborate on planning and designing marketing campaigns that target each customer based on his or her specific characteristics and preferences. Once a campaign is designed, our software applications can execute the campaign through direct mail, personalized e-mail, customized web pages and other points of customer interaction. When campaigns are executed, E.piphany Marketing analyzes response data to refine campaigns. We make use of our real-time decision-making capabilities within E.piphany Marketing, among other things, to make optimal marketing recommendations based on customer data collected during an ongoing customer interaction, as well as data collected historically.

E.piphany Sales

     E.piphany Sales allows a company’s sales people and sales managers to be more effective in managing their relationships with customers by enabling them to plan for and execute various types of interactions with prospects and customers. E.piphany Sales enables sales teams to more effectively and efficiently manage the entire sales life cycle, including identifying the most promising leads, preparing for sales interactions and following up in the most appropriate manner. Companies use this sales solution to achieve higher sales success rates, deeper account penetration, and increased revenue. E.piphany Sales provides sales professionals access to real-time information through web browsers, disconnected laptop computers, wireless phones, personal digital assistants, and other devices. We make use of our real-time decision-making capabilities within E.piphany Sales to intelligently guide sales personnel through the sales process with optimal recommendations.

E.piphany Service

     E.piphany Service helps customer care representatives and call center agents respond to customer requests, issues, inquiries and opportunities, as well as enable customers to help themselves over the web. E.piphany Service, built on a web-based architecture, provides an integrated view of a company’s communication channels, including the internet, e-mail, telephone, fax, and chat. By incorporating the technology of our E.piphany Insight and E.piphany Marketing software applications, our intelligent service software solutions enable customer contact representatives to have a single view of all of their customers’ data that has been collected from multiple sources, and make relevant offers and service recommendations based on that information. We make use of our real-time decision-making capabilities within E.piphany Service, for example, to optimize the routing of inbound customer calls and prompt customer service agents with information to optimize the interaction with the customer.

E.piphany Interaction Advisor

     E.piphany Interaction Advisor enables real-time decision-making which allows for immediate analysis of data collected during customer interactions so that optimal decisions can be made during each interaction. As a stand-alone product, E.piphany Interaction Advisor can be deployed at an organization’s call center or web site to provide product or service recommendations that are personalized for each customer. When deployed in conjunction with other E.piphany software products, E.piphany Interaction Advisor enhances the effectiveness of the total software solution by improving an organization’s ability to make optimal use of every customer interaction by making appropriate selling recommendations or providing a higher level of customer support.

Professional, Maintenance and Training Services

     Although our primary strategy is to encourage our customers to rely on our strategic systems integration partners for the implementation of our software, our internal professional services organization plays an integral role in implementing our software for our customers. We believe that our consulting services enhance the use and administration of our software products, facilitate the implementation of our software products and result in sharing best business practices relating to our software with client and systems integrator project teams. In addition to implementing our software, our professional services organization works closely with our internal research and development organization to enhance existing, and design new, E.piphany software applications. Experience gained by our professional services organization through repeated implementation of our products is routinely shared with our research and development staff.

     We provide our customers with maintenance services including telephone support, web-based self-service support and updates to our products and documentation. We believe that providing a high level of technical support is critical to customer satisfaction. We also offer training programs to our customers and other companies with which we have relationships to accelerate the implementation and adoption of our products by the users within our customers. Fees for our training services are typically charged separately from our software license, maintenance and consulting fees.

E.piphany Technology

     The E.6 Suite includes numerous analytic and operational CRM technologies and supports various industry standards. The major elements of these technologies and standards support include:

     Web-based architecture. E.piphany’s brower-based, web architecture allows information and application functionality to be broadly shared within and outside a company. The application logic, however, is managed centrally so that there is no need to install special desktop software and so that administrators can make changes in a single location.

      J2EE compliance. The E.6 Suite is developed on the Java Two, Enterprise Edition, or J2EE, development platform. This industry standard set of development specifications leverages the strengths of the Java programming language to enable software applications that are easier to develop, configure and integrate with our customers’ existing systems.

     Modular architecture. The E.6 Suite is comprised of numerous software modules that can be implemented independently or in a broad suite. For example, a company may choose to start with one or more E.piphany Sales applications and later add E.piphany Service or E.piphany Marketing applications. Another customer may start with E.piphany Insight and then expand with E.piphany Marketing, Sales or Service applications.

     Metadata-driven architecture. Our integrated metadata defines the information that flows through the system, from external systems, to data models, to application logic, and to an application’s web page interface. Through this metadata, additions or changes to an application are propagated automatically throughout the system to minimize the administrative burden of changes over time, and to reduce the cost and complexity of system upgrades when new versions of the software are released.

     Offline and real-time analytics. We provide a broad range of analytics — including online analytical processing, data mining, collaborative filtering and real-time likelihood estimation — and integrate them tightly into marketing, service and sales applications.

     Optimized, scaleable systems. The E.6 Suite is designed to scale to meet the needs of the world’s largest enterprises. The various application components are designed to efficiently handle hundreds of millions of customer records, thousands of simultaneous users and millions of transactions each day.

     Advanced data integration technologies. Our data integration technologies enable system implementers to easily integrate data from disparate source systems using a variety of techniques, including database access for query and transaction processing, Enterprise Application Integration (EAI) middleware from a range of third-party vendors, emerging J2EE data integration standards, and batch Extract, Transform and Load (ETL) processes. To accelerate implementations, we offer packaged and template integration adapters for many third party software systems commonly found in large companies.

     Open architecture. Our open architecture allows the E.6 Suite to fit into existing software environments. The E.6 Suite is built on industry standards such as J2EE, XML/SOAP, SQL, JDBC, which are commonly used across large enterprises. The E.6 Suite runs on industry-standard relational databases, operating systems and hardware platforms from vendors such as IBM, Microsoft, Oracle, Sun and HP.

Sales, Marketing and Distribution

     To date, we have marketed our products primarily through our direct sales force. We have expanded our sales channels, however, through additional relationships with system integrators and indirect channel vendors. In selling our products, we typically approach both business users and information technology professionals with an integrated team from our sales and professional services organizations. Initial sales activities typically include a demonstration of our product capabilities followed by one or more detailed technical reviews. We also seek to establish relationships and alliances with major industry vendors that will add value to our products and expand our distribution opportunities.

     We use a variety of marketing programs to build market awareness of our company, brand name and products, as well as to attract potential customers. These programs include our own market research, product and strategy updates with industry analysts, public relations activities, direct mail programs, telemarketing and telesales, seminars, trade shows, reseller programs, speaking engagements and web site marketing. Our marketing organization also produces marketing materials to support sales campaigns to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Customers

     As of December 31, 2002, we have sold our software products and services to approximately 450 customers. Our customers represent entities of all sizes, but our sales focus is on large global institutions, in industries such as communications, financial services, manufacturing, retail, and travel and leisure. For the three years ended December 31, 2002, no customer accounted for more than 10% of our revenues.

     Total international revenues for 2002, 2001 and 2000 were $25.0 million, $33.8 million and $10.3 million, respectively. This represented 30%, 26% and 8% of total revenues in 2002, 2001 and 2000, respectively. Please refer to Note 2 in the accompanying consolidated financial statements for further discussion of our geographic operations.

Research and Development

     Our research and development organization is responsible for the development of new software products, product architecture, core technologies, product testing, quality assurance and ensuring the compatibility of our products with third-party hardware and software products. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers, technical writers and support staff.

     Our total research and development expenses were $34.1 million, $41.0 million and $26.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. For fiscal year 2000, we recorded charges of $47.0 million for acquired in-process research and development costs in connection with our acquisitions of Octane Software and RightPoint Software.

Relationships and Alliances

     An important element of our strategy is to establish relationships and alliances to assist us in marketing, selling and implementing our software products. These relationships and alliances typically fall into the following three categories:

     Consulting and implementation relationships. We have system integrator relationships with Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting and IBM, among others, to implement our products and to assist us with sales lead generation. We have trained consultants in these organizations to implement and operate our products.

     Technology relationships. To help ensure that our products are compatible with industry standards and take advantage of current and emerging technologies, we have formed relationships with vendors of software and hardware technology. We currently maintain relationships with vendors such as Avaya, BEA Systems, ChannelWave, Cisco, Comergent, Crystal Decisions, Genesys, Hewlett-Packard, IBM, Microsoft, Oracle, Selectica, Sun Microsystems and Tibco. Many of these companies voluntarily provide us with early releases of new products, education related to those products and in some cases, access to technical resources to facilitate adoption of their products. As a result, we are able to integrate our products with these vendors’ products, and can anticipate required changes to our products based on new versions of these vendors’ products. We believe that these relationships allow us to focus on the development, distribution and support of our software and reduce the time necessary to make our software compatible with these technology platforms. Some relationships consist of non-exclusive arrangements to co-market each other’s products and share technical resources in order to better integrate each other’s products.

     Indirect channel relationships. We have entered into reseller agreements with vendors under which we license software products to them for sublicensing to their customers, as well as outsourcing and application service provider (ASP) agreements under which such vendors install and use our software products to provide hosted CRM services to their customers over the internet. We believe that these relationships extend our sales presence in new and existing markets. We currently have reseller relationships with Accenture, EDS, Harte-Hanks and Hewlett-Packard, among others. We currently have outsourcing and ASP relationships with EDS and Harte-Hanks, among others. Under these agreements, we offer our software products to these companies at a discount from our list prices and provide sales, marketing, training and technical support. Many of these companies have committed resources to training their employees, developing co-marketing programs and incorporating our products into their CRM marketing strategies.

Intellectual Property and Other Proprietary Rights

     Our future success depends in part on the protection of our technology. To protect our technology, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual provisions and confidentiality procedures.

     We hold six United States patents, which expire between the years 2016 and 2020, and have applied for several other patents on our technology in the United States and internationally. We have also applied for trademarks in the United States and internationally. We also seek to protect our technology by entering into written agreements with customers and partners. Our customers who license our software products are required to sign a license agreement, which imposes restrictions on their use of our products and underlying technology. We also enter into confidentiality agreements with our employees, consultants and other third parties in order to restrict access to and use of our technology.

Competition

     The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our integrated software competes against various vendors’ software tools designed to accomplish specific elements of a complete process, including analyzing data, managing marketing campaigns or automating sales and service interactions. We compete principally with vendors of traditional customer relationship management, enterprise resources planning, and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, Informatica, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP AG, SAS Institute, Siebel Systems and Unica.

     We compete on the basis of the following principal factors:

•	analytic capabilities,

•	cost of ownership,

•	customer support,

•	ease of use,

•	technology,

•	open architecture,

•	product features,

•	product performance,

•	product pricing,

•	product reliability,

•	time to market, and

•	user scalability.

     We believe that we presently compete favorably with our competitors with respect to each of these factors. The markets for our products, however, are still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

Employees

     As of December 31, 2002, we had 524 full-time employees. Of these employees, 166 were engaged in research and development, 153 were engaged in sales and marketing, 134 were engaged in professional services and 71 were engaged in general and administrative activities. Of these employees, 412 were located in the United States and 112 were located outside the United States.

     None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

     We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http:///www.sec.gov) that contains reports, proxy and information statements and other information regarding E.piphany and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.epiphany.com.

RISK FACTORS

     An investment in our common stock is very risky. You should carefully consider the risks discussed below, together with all of the other information included in this Annual Report on Form 10-K before investing in E.piphany. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, expect losses in the future and may not ever become profitable.

     We incurred net losses of $71.7 million for the year ended December 31, 2002, $2.6 billion for the year ended December 31, 2001 and $768.5 million for the year ended December 31, 2000. We had an accumulated deficit of $3.5 billion as of December 31, 2002. We expect to continue to incur losses in the foreseeable future. These losses will be substantial and we may never become profitable. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our revenues may be harmed if general and industry specific economic conditions do not improve or continue to worsen.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economy does not improve, our customers may continue to delay or reduce their spending on customer relationship management software. When economic conditions weaken, sales cycles for software products tend to lengthen and companies’ information technology budgets tend to be reduced. When this happens, our revenues suffer and our stock price may decline. Further, if the economic conditions in the United States or in other territories in which we do business worsen or do not improve, we may experience a material adverse impact on our business, operating results and financial condition.

Competition from other software vendors could adversely affect our ability to sell our products and services and could result in pressure to price our products in a manner that reduces our margins.

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices of our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management software, enterprise resources planning software and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, Informatica, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP AG, SAS Institute, Siebel Systems and Unica.

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

     Our competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. This may increase the ability of their products and reduce or eliminate the need for our software products. Our competitors may establish or strengthen cooperative relationships with our current or future distributors, partners or other parties with whom we have relationships, thereby limiting our ability to sell through these channels, reducing the promotion of our products and limiting the number of personnel available to implement our software.

Variations in quarterly operating results may cause our operating results to fall below the expectations of market analysts and investors and our stock price to decline.

     We expect our quarterly operating results to fluctuate. We believe, therefore, that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues, expenses and operating results could vary significantly from quarter to quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis or fall below the expectations of market analysts and investors in a particular quarter are:

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer or cancel orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	reductions in the rate at which opportunities in our pipeline convert into binding license agreements,

•	announcements or introductions of new products by us or our competitors,

•	software defects and other product quality problems,

•	our ability to integrate acquisitions,

•	our ability to release new, competitive products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation services when our own capacity is constrained,

•	restructuring and other non-recurring costs, including severance and lease abandonment costs,

•	changes in accounting, legal and regulatory requirements, and

•	our ability to hire, train and retain qualified engineering, consulting, training, sales and other personnel.

Our financial results for a particular quarter may be materially adversely affected by the delay or cancellation of large transactions.

     Although no single customer accounted for more than 10% of total revenues for the year ended December 31, 2002, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the three months ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the three months ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected.

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

     Customers that license our products typically require consulting and implementation services and can obtain them from our internal professional services organization, or from outside consulting organizations. When we are primarily responsible for implementation services, we generally recognize software license revenue as the implementation services are performed. If our internal professional services organization does not effectively implement our products, or if we are unable to maintain our internal professional services organization as needed to meet our customers’ needs, the recognition of revenue from such transactions will be delayed. In addition, our ability to sell software, and accordingly our revenues, will be harmed. We may be required to increase our use of subcontractors to help meet our implementation and service obligations, which would result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient amount and quality of services. If we fail to retain sufficient qualified subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

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

     We have limited experience in marketing, selling and supporting our products and services abroad. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs,

•	differing intellectual property rights,

•	differing labor regulations,

•	changes in a specific country’s or region’s political or economic conditions,

•	greater difficulty in managing foreign operations,

•	the complexity and cost of developing and maintaining international versions of our products, and

•	fluctuating exchange rates.

     Our international operations require a significant amount of attention from our management and substantial financial resources. As of December 31, 2002, we had 112 employees located in Asia, Australia, Canada, Europe and Latin America.

Our service revenues have a substantially lower margin than our product license revenues, and a decrease in license revenues relative to service revenues could harm our gross margins.

     Our service revenues, which includes fees for professional, maintenance and training services, were 60% of our revenues for the year ended December 31, 2002, 45% of our revenues for the year ended December 31, 2001 and 44% of our revenues for the year ended December 31, 2000. Our service revenues have substantially lower gross margins than our license revenues. Our cost of service revenues as a percentage of our service revenues for the years ended December 31, 2002, 2001 and 2000 was 63%, 98% and 101%, respectively. A decrease in license revenues relative to service revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total service revenues have varied significantly from quarter to quarter. The amount and profitability of services can depend in large part on:

•	the number of licenses sold,

•	the extent to which customers obtain services directly from us rather than from third party consulting organizations,

•	the nature of the products licensed,

•	the complexity of the customers’ information technology environment,

•	the resources allocated by customers to their implementation projects,

•	the extent to which customers desire to customize our products,

•	the scope of licensed rights, and

•	the extent to which customers expand rights to use our previously installed software products.

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

     When we provide consulting and implementation services to our customers, we do so either directly through our internal professional services organization or indirectly through subcontractors we hire to perform these services on our behalf. Because our margins on service revenues are less than our margins on license revenues, our overall margins decline when we provide these services to customers. This is particularly true if we hire subcontractors to perform these services because it costs us more to hire subcontractors to perform these services than to provide the services ourselves.

Our products have long sales cycles that make it difficult to plan expenses and forecast results.

     It typically takes us between six and twelve months to complete our sales, but it can take us longer. It is difficult, therefore, to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

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

     The delay or failure to complete sales in a particular quarter could reduce our revenues in that quarter, as well as subsequent quarters over which revenues for the sale would likely be recognized. Our sales cycles lengthen when economic conditions worsen and spending on information technology declines. If our sales cycles unexpectedly lengthen in general, or for one or more large orders, our revenues could be adversely affected.

If the market for our products does not grow, our revenues will be harmed.

     If the market for customer relationship management software does not grow as quickly, or become as large, as we anticipate, our revenues will be lower than our expectations. Our market is still emerging, and our success depends on its growth. Our potential customers may:

•	not understand or see the benefits of using these products,

•	not achieve favorable results using these products,

•	experience technical difficulty in implementing or using these products,

•	use alternative methods to solve the same or similar business problems, or

•	attribute less priority to customer relationship management products relative to other enterprise software products and services.

If we fail to establish, maintain or enhance our relationships with third parties, our ability to grow revenues could be harmed.

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting and IBM; resellers, including Accenture, EDS, Harte-Hanks and Hewlett-Packard; hardware and software technology partners, including BEA Systems, IBM and Sun Microsystems, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the internet, including Harte-Hanks. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. Our contracts, however, do not typically require these third parties to devote substantial resources to promoting, selling or supporting our products. We, therefore, have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution partners are designed to support each partner with a minimum level of channel conflict. If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.

If we fail to manage reductions in the size of our business, our operating results will be harmed.

     We have grown quickly, both through acquisitions and hiring, at times since our inception. Recently, however, we have restructured our operations by, among other things, reducing the size of our workforce. Although we have significantly reduced our expenses, we may need to further reduce expenses in the future. If we are unable to effectively address the effects of reducing the workforce, such as the deterioration of employee morale and productivity, unfavorable publicity and the general reduction of available human resources, our business may be harmed. In addition, future expansion in the size of our business will require that we hire, train and integrate new personnel in key areas. If future expansion becomes necessary and we are unable to successfully expand our workforce, our revenues will be harmed.

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

     Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our existing products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we do not, we may not achieve market acceptance of our products and we may be unable to attract new customers. We may also lose existing customers to whom we seek to sell additional software products and services. To achieve increased market acceptance of our products, we must, among other things, continue to:

•	introduce new and improved customer relationship management software products,

•	improve the effectiveness and performance of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance the flexibility and configurability of our software to enable our customers to better address their needs at a lower cost of deployment and maintenance,

•	enhance our software’s ease of use and administration,

•	develop software for vertical markets,

•	make available international versions of our software,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly changing computer operating system and database standards and Internet technology.

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

     E.piphany has made a strategic decision to base its products on the Java 2, Enterprise Edition (J2EE) family of technologies. Although J2EE is a widely adopted industry standard, a competing technology from Microsoft called .NET seeks to challenge J2EE as an enterprise IT architecture. If .NET gains competitive advantage over J2EE in the marketplace at large, E.piphany may be competitively disadvantaged, and may need to re-engineer its products to adopt the .NET architecture. This capability affords our customers greater flexibility in the deployment of our software products. If we fail to successfully develop and maintain products compatible with these operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products collect and analyze data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

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

     In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to successfully integrate acquired technologies and employees, our business and operating results will be harmed. To successfully complete and integrate acquired technologies and employees, we must:

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

     We cannot assure you that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations and we may be unaware of intellectual property rights of others that may cover our technology.

     From time to time, patent holders contact us for the purpose of licensing to us various intellectual property rights. We cannot assure you that the holder of the patents will not file litigation against us or that we would prevail in the case of such litigation. Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Further, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction limiting or prohibiting the distribution or use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

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

     In addition, we typically charge for our software based on the number of users at a particular site that are authorized to use the software. Customers that have licenses to use our products could allow unauthorized use of our software. Unauthorized use is difficult to detect and, to the extent that our software is used without authorization, we may lose potential license fees.

The loss of key personnel, or inability to attract and retain additional personnel, could affect our ability to successfully grow our business.

     Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, our ability to advance our business could be affected. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel are bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

     The market price of our common stock has fluctuated substantially since our initial public offering in September 1999. Consequently, potential employees may perceive our equity incentives, such as stock options, as less attractive and current employees whose stock options are priced above market value may choose not to remain employed by us. In that case, our ability to attract or retain employees will be adversely affected.

Privacy and security concerns, particularly related to the use of our software, may limit the effectiveness of, and reduce the demand for, our products.

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

     Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to call a special meeting of stockholders to remove members of our board of directors or act by written consent without a meeting. In addition, the members of our board of directors have staggered terms, which makes it difficult to remove them all at once. The acquirer also would be required to provide advance notice of its proposal to remove directors at an annual meeting. The acquirer also would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on our board of directors than if cumulative voting were permitted.

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

Item 2. Properties

     We currently lease approximately 91,000 square feet of office space for our headquarters in one building in San Mateo, California. We also lease approximately 83,000 square feet of office space in three other buildings in San Mateo, California. In addition, we lease sales and support offices in or near Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, New York, Philadelphia, Phoenix, Seattle, Toronto and Washington, DC that comprise approximately 127,000 square feet. We also lease sales and support offices outside of North America including locations in Australia, Brazil, France, Germany, Japan, Singapore, Spain, Switzerland, the Netherlands and the United Kingdom that total approximately 43,000 square feet. Approximately 51% of the square footage of our U.S. facilities is currently subleased to third parties and approximately 15% is available for sublease. Approximately 11% of the square footage of our international facilities is currently subleased to third parties and 29% is available for sublease. We believe that our facilities are adequate to meet our current and anticipated business needs.

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

     E.piphany, two of our current officers, one of our former officers and three underwriters in our initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of our common stock were sold in our IPO contained certain false and misleading statements regarding the practices of our underwriters with respect to their allocation of shares of common stock in our IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-IPO stock price to be artificially inflated.The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all of the underwriter defendants and the majority of issuer defendants including E.piphany. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

      On February 28, 2003, a purported securities class action lawsuit entitled Liu v. Credit Suisse First Boston et al., Civil Action Number 03-20459, was filed in the United States District Court for the Southern District of Florida. Among the 166 parties named as defendants are Credit Suisse First Boston and its personnel, issuers that completed IPOs underwritten by Credit Suisse First Boston, and certain directors and officers of these issuers, including E.piphany and two of its current officers. The complaint alleges that the defendants violated federal and state laws by, among other things, publishing false and misleading information regarding the issuers' projected financial performance and revenue potential and by incorrectly pricing issuers’ IPOs. The complaint relates generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York. We anticipate that this action will be transferred to the United States District Court for the Southern District of New York and coordinated with existing IPO-related litigation, discussed above. We believe that we have meritorious defenses to the claims against us and intend to defend the action vigorously.

Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, E.piphany and several other public companies have been asked to provide information relevant to these proceedings. In response, we have provided information and are otherwise cooperating with these entities. Based on discussions with these entities, we do not believe that E.piphany or any of its directors and officers is the subject of any of these investigations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been traded on the Nasdaq Stock Market’s National Market under the symbol “EPNY” since September 22, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low
Fourth Quarter 2002	$5.20	$3.15
Third Quarter 2002	$4.50	$3.20
Second Quarter 2002	$7.35	$3.21
First Quarter 2002	$12.26	$7.00

Fourth Quarter 2001	$10.33	$3.75
Third Quarter 2001	$10.99	$3.39
Second Quarter 2001	$17.15	$6.69
First Quarter 2001	$52.75	$10.19

     The last reported sale price for our common stock on the Nasdaq Stock Market’s National Market was $4.22 per share on January 31, 2003. As of January 31, 2003, there were 699 holders of record of our common stock. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.

Dividend Policy

     We have never declared nor paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$83,830	$128,830	$130,846	$19,434	$3,377
Cost of product license	1,297	2,016	1,209	158	4
Cost of services (1)	31,500	56,330	57,661	9,443	1,396
Amortization of purchased technology (2)	9,727	32,695	25,690	—	—
Gross profit	41,306	37,789	46,286	9,833	1,977
Restructuring charges	16,086	42,971	—	—	—
In-process research and development charge	—	—	47,000	—	—
Amortization and write-down of goodwill and purchased
Intangibles (2)	855	2,464,504	671,416	—	—
Loss from operations	(77,524)	(2,624,449)	(791,624)	(23,473)	(10,613)
Net loss	(71,690)	(2,609,435)	(768,478)	(22,390)	(10,330)
Basic and diluted net loss per share	$(1.00)	$(38.25)	$(13.71)	$(1.46)	$(3.00)
Shares used in computing basic and diluted net loss
per share (3)	71,711	68,224	56,038	15,371	3,449

	As of December 31
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (4)	$162,714	$313,702	$390,234	$80,293	$13,595
Working capital (4)	129,497	281,964	368,123	77,851	12,601
Long-term investments	115,068	—	—	—	—
Total assets	403,267	465,855	2,995,074	93,586	16,364
Long-term obligations, net of current portion	25,236	23,926	618	7,824	333
Total stockholders’ equity	329,382	391,392	2,938,191	74,642	13,440

(1) Pursuant to the Emerging Issues Task Force No. 01-14 (“ETIF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” reimbursable expenses have been reclassified into revenues, with a corresponding increase in cost of services. The impact of the reclassification was to increase revenues and cost of services by $3,142, $3,565, $252 and $0 in the years ended December 31, 2001 through 1998, respectively. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

(2) Amortization of purchased technology has been reclassified from amortization and write-down of goodwill and purchased intangibles in operating expenses to cost of revenues. As a result, amortization and write-down of goodwill and purchased intangibles have been reduced from previously reported amounts by $9,727, $32,695 and $25,690 for the years ended December 31, 2002, 2001 and 2000, respectively.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of shares used in computing per share data.

(4) Restricted cash and interest receivable have been reclassified from cash and cash equivalents to long-term restricted cash and to prepaid expenses and other current assets, respectively. As a result, cash, cash equivalents and short-term investments have been reduced from previously reported amounts by $10,562, $6,739 and $717, and working capital has been reduced by $9,367, $5,329 and $500, as of December 31, 2001, 2000 and 1999, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including the execution of restructuring plans; any statements concerning proposed new products, services, developments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in Item 1 hereto and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

Overview

     We develop, market and sell the E.piphany E.6 suite of software products, a set of customer relationship management, or CRM, software products. These CRM products provide capabilities for the collection and analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.6 Suite to gain insight into their customers’ characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM products, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our operational CRM products to more effectively interact with their customers across a variety of communication and distribution channels.

     We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, consulting, and maintenance fees. In September 1999 and January 2000 we raised a total of approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions in exchange for our stock consideration including the acquisition of RightPoint Software, Inc., Octane Software, Inc., eClass Direct, Inc. and Moss Software, Inc. These acquisitions increased our customer base, increased the number of our employees and expanded our product suite. As a result of these acquisitions, we recorded goodwill and purchased intangible assets of approximately $3.3 billion representing the difference between the value of the consideration paid in our stock and the value of the assets and liabilities acquired.

     From the shipment of our first software product in early 1998 through the fourth quarter of 2000, our revenues increased steadily each quarter due primarily to the market acceptance and success of our products such as E.piphany Insight and E.piphany Marketing, as well as the shipment of new products such as E.piphany Service which were introduced through a combination of acquisitions and internal development. Our annual revenues grew to $131 million in 2000 from $19 million in 1999 and $3 million in 1998. Our net losses, however, increased to $768 million for the year ended December 31, 2000 from $22 million for the year ended December 31, 1999, primarily due to non-cash charges of $744 million for the amortization of goodwill and intangibles and the write-off of in-process research and development related to our acquisitions. To a lesser extent, the net loss for 2000 increased due to the expansion of our sales and marketing activities and increased investment in product development.

     During 2001, the worldwide economy weakened and a slowdown in technology spending by businesses occurred. As a result, our revenues declined each quarter during 2001, although annual revenues declined only slightly from $131 million in 2000 to $129 million in 2001. During this economic slowdown, we initiated a plan in the third quarter of 2001 to restructure our worldwide operations by reducing our workforce and consolidating our operating facilities. We also reviewed the impact of the change in market conditions on the carrying value of our goodwill and intangible assets. We determined that these assets were impaired and wrote down their fair value by recording a non-cash charge of $1.7 billion in September 2001. Net loss for the year ended December 31, 2001 increased to $2.6 billion from $768 million for the year ended December 31, 2000, primarily as a result of the $1.7 billion non-cash impairment and an increase in non-cash amortization of goodwill and purchased intangibles to $836 million. To a lesser extent, our net loss increased due to the restructuring charges of $43 million recorded in 2001 as well as increased investment in research and development and the growth in our sales and marketing costs which occurred prior to the initiation of our restructuring plan.

     Economic and technology spending weakness continued into 2002 and our revenues continued to decline through the first half of 2002, but increased during the second half of 2002. During early 2002, we completed restructuring activities that began in the third quarter of 2001 and recorded related charges totaling $16 million. The net loss decreased to $72 million in 2002 from $2.6 billion in 2001, primarily due to a reduction of approximately $2.5 billion in non-cash amortization and impairment charges related to goodwill and purchased intangibles, and to a lesser extent, lower restructuring charges, a reduction of our workforce and lower facilities costs. As of December 31, 2002, we have approximately 450 customers, 524 employees, and $287 million in cash and investments, including $9 million of restricted cash.

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, consulting, maintenance and training services. Through December 31, 2002, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available either on compact disc or electronically.

     Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting or IBM. Alternatively, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third-party consulting organizations.

Cost of Revenues and Operating Expenses

     Our cost of product license revenues primarily consists of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consists of salaries and related expenses for our professional services, maintenance and training organizations, an allocation of facilities, information technology and depreciation expenses, cost of reimbursable expenses and costs of subcontracting to consulting organizations to provide consulting services to customers. Cost of revenues also includes the amortization of purchased technology arising from our acquisitions. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facilities, information technology, communications and depreciation expenses.

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

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant and subject to the exercise of judgment include revenue recognition policies, allowances for doubtful accounts, the measurement and recoverability of goodwill and purchased intangible assets, and restructuring accruals for the abandonment of certain leased facilities. These policies and our practices related to these policies are described below and in Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition

     Our revenue recognition policy is significant because it determines if, and when, we can record revenue from the sale of software licenses and related services. We follow detailed guidelines discussed below and in Note 2 of Notes to Consolidated Financial Statements. We recognize revenue in accordance with generally accepted accounting principles, which have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

     We do not record revenue on sales transactions when collectibility is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

     To date, when we have been primarily responsible for the implementation of the software on an arrangement, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Prior to the 2001, E.piphany was primarily responsible for the implementation services for the majority of its license arrangements. From the first quarter of 2001 through the second quarter of 2002, third-party consulting organizations were primarily responsible for the implementation services for the majority of E.piphany’s license arrangements and as a result, the percentage of total license revenue recognized under SOP 81-1 has declined. Approximately 19%, 37% and 71% of license revenue was recognized under SOP 81-1 during 2002, 2001 and 2000, respectively. Since the second quarter of 2002, E.piphany has increasingly been responsible for implementation services and therefore the Company expects that the proportion of license revenue recognized under the percentage of completion method will increase in the first half of 2003.

     We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. The percentage of completion method of accounting involves an estimation process and is subject to risks and uncertainties inherent in projecting future events. A number of internal and external factors can affect our estimates, including the nature of the services being performed, the complexity of the customer’s information technology environment and the utilization and efficiency of our professional services employees. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Allowances for Doubtful Accounts

     A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would result in additional general and administrative expense in the period such determination is made.

Acquisitions, Goodwill and Purchased Intangible Assets

     We record goodwill and purchased intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount is classified as goodwill. Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of January 1, 2002 are not amortized to expense, but rather periodically assessed for impairment. The allocation of the acquisition cost to purchased intangible assets and goodwill, therefore, has a significant impact on our operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

     As a result of the adoption of SFAS 142 as of January 1, 2002, we ceased amortization of approximately $81.8 million of goodwill. In lieu of amortization, we were required to perform a transitional impairment test of goodwill. Further, we perform impairment tests annually or when impairment indicators are identified with respect to previously recorded intangible assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write downs of goodwill and purchased intangible assets. We performed the transitional impairment test on January 1, 2002 and the annual impairment test on December 31, 2002 and determined that no impairment existed.

Restructuring Costs

     As discussed in Note 5 of Notes to Consolidated Financial Statements, we have recorded significant restructuring costs in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made.

Results of Operations

     The following table sets forth statement of operations data for the three years ended December 31, 2002 (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Revenues:
Product license	$33,788	$71,116	$73,493
Services (1)	50,042	57,714	57,353

	83,830	128,830	130,846

Cost of revenues:
Product license	1,297	2,016	1,209
Services (1)	31,500	56,330	57,661
Amortization of purchased technology (2)	9,727	32,695	25,690

	42,524	91,041	84,560

Gross profit	41,306	37,789	46,286

Operating expenses:
Research and development	34,143	40,992	26,792
Sales and marketing	54,352	87,953	67,678
General and administrative	12,729	24,257	21,510
Restructuring charges	16,086	42,971	—
In-process research and development charge	—	—	47,000
Amortization of goodwill and
purchased intangibles (2)	855	803,318	671,416
Write-down of goodwill and purchased
intangibles	—	1,661,186	—
Stock-based compensation	665	1,561	3,514

Total operating expenses	118,830	2,662,238	837,910

Loss from operations	(77,524)	(2,624,449)	(791,624)
Other income, net	5,834	15,014	23,146

Net loss	(71,690)	$(2,609,435)	$(768,478)

Basic and diluted net loss per share	$(1.00)	$(38.25)	$(13.71)

Shares used in computing basic and diluted net
Loss per share	71,711	68,224	56,038

(1) Pursuant to the Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” services revenues and cost of services revenues have been reclassified for years prior to December 31, 2002 to reflect out-of-pocket expenses billed to customers as revenue rather than a reduction of the related expense. See Note 2 of Notes to the Consolidated Financial Statements.

(2) Amortization of purchased technology has been reclassified from amortization of goodwill and purchased intangibles in operating expenses to cost of revenues. As a result, amortization of goodwill and purchased intangibles have been reduced from previously reported amounts by $9,727, $32,695 and $25,690 for the years ended December 31, 2002, 2001 and 2000, respectively.

Years Ended December 31, 2002 and 2001

Revenues

     Revenues decreased to $83.8 million for the year ended December 31, 2002 from $128.8 million for the year ended December 31, 2001. The decrease in revenues was primarily due to fewer sales of our product licenses resulting primarily from an economic slowdown and a significant decline in spending by companies on information technology. For the year ended December 31, 2002, revenue from the United States declined by $36.2 million, or 38%, revenue from the United Kingdom declined by $16.1 million, or 68%, and revenue from the rest of the world increased by $7.3 million, or 74%. The 74% increase in revenue from the rest of the world is a function of the relatively small revenues in 2001 and we do not expect these revenues to increase at the same rate in the future. We expect to focus the majority of our direct sales and marketing activities in the United States and Europe and, therefore, expect that a higher percentage of our revenue will be derived from these geographies in the future.

     Product license revenues decreased to $33.8 million, or 40% of total revenue, for the year ended December 31, 2002 from $71.1 million, or 55% of total revenue, for the year ended December 31, 2001. This decrease in product license revenues was primarily due to fewer sales resulting primarily from the downturn in the economy and weakness in information technology spending. Although sequentially down in 2002 as compared to 2001, license revenues were sequentially flat from the second to the third quarter of 2002 and up to a small degree in the fourth quarter of 2002. We expect the economic slowdown to continue to adversely impact our ability to forecast license revenues for the next several quarters and perhaps longer.

     Services revenues consist of revenue from professional, maintenance and training services. Services revenues decreased to $50.0 million, or 60% of total revenues, for the year ended December 31, 2002 from $57.7 million, or 45% of revenues, for the year ended December 31, 2001. The decrease in services revenue was driven primarily by a decrease in consulting services, offset in part by an increase in maintenance revenue attributable to maintenance contracts sold to our new customers. The decrease in consulting services was primarily the result of less services rendered due to a decrease in product sales.

     The relative amount of services revenues as compared to license revenues has varied depending on the extent to which third party consulting organizations have been engaged directly by customers to provide professional services, the nature of products licensed, the complexity of customers’ information technology environment, the resources allocated by customers to implementation projects and the scope of licensed rights. Services revenues have substantially lower margins than product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services revenues become a greater percentage of our total revenues, our overall gross margins will decline.

Cost of Revenues

     Total cost of revenues decreased to $42.5 million for the year ended December 31, 2002 as compared to $91.0 million for the year ended December 31, 2001. Cost of revenues include the cost of product license revenues, the cost of services revenues and the amortization of purchased technology.

     Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and, as a percentage of license revenues, has not been significant to date.

     Cost of services revenues consists primarily of personnel and related costs of providing professional, maintenance and training services. Cost of services revenues decreased to $31.5 million, or 63% of services revenues, for the year ended December 31, 2002 from $56.3 million, or 98% of services revenues, for the year ended December 31, 2001. The decrease was the result of a reduction in the number of internal professional services employees and the related overhead and facilities costs as well as a reduction in the use of services subcontracted from third parties. The decrease in cost of services as a percentage of revenue is due to a higher proportion of maintenance revenue, which has more favorable margins than professional services and training revenue, as well as a reduction in the number of services employees from 174 at December 31, 2001 to 134 at December 31, 2002, which resulted in improved margins for consulting, maintenance and training revenues. Of the total reduction in the number of services employees during 2002, 25 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

     Amortization of purchased technology decreased to $9.7 million for the year ended December 31, 2002 from $32.7 million for the year ended December 31, 2001 primarily due to a write-down of the carrying value of the assets during the third quarter of 2001. See discussion of Amortization and Write-Down of Goodwill and Purchased Intangibles below. Purchased technology assets of $5.5 million are included in purchased intangibles on our Consolidated Balance Sheet and are being amortized on a straight-line basis over their remaining useful lives. Amortization of purchased technology is expected to be $4.8 million for the year ending December 31, 2003 and $0.7 million for the year ending December 31, 2004.

Operating Expenses

      Research and Development. Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $34.1 million for the year ended December 31, 2002 from $41.0 million for the year ended December 31, 2001. The decrease was due in part to the restructuring of our operations, which resulted in lower overhead and facilities costs. The decrease was also due to a reduction in consulting fees associated with localizing our product for international markets and translating our product into various languages. Research and development expenses as a percentage of total revenues increased to 41% for the year ended December 31, 2002 from 32% for the year ended December 31, 2001. We believe that investments in product development are essential to our future success and, therefore, the cost reductions we implemented did not reduce our research and development expenses as much as other expense items. The number of research and development employees decreased from 183 as of December 31, 2001 to 166 as of December 31, 2002. Of this total decrease, 10 related to the restructuring of our operations and the remainder related to voluntary and other terminations. We anticipate that research and development expenses will increase over the long term in absolute dollars.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $54.4 million for the year ended December 31, 2002 from $88.0 million for the year ended December 31, 2001. Sales and marketing expenses as a percentage of total revenues decreased to 65% for the year ended December 31, 2002 from 68% for the year ended December 31, 2001. The decrease was primarily due to a reduction in the number of sales and marketing employees from 240 at December 31, 2001 to 153 as of December 31, 2002. Of the total reduction, 53 related to the restructuring of our operations and the remainder related to voluntary and other terminations. The decrease was also due to lower overhead and facilities costs as a result of our restructuring plans and lower spending on other sales and marketing programs.

     General and Administrative. General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $12.7 million for the year ended December 31, 2002 from $24.3 million for the year ended December 31, 2001. General and administrative expenses as a percentage of total revenues decreased to 15% for the year ended December 31, 2002 from 19% for the year ended December 31, 2001. The decrease was primarily due to a reduction in the number of general and administrative employees from 99 at December 31, 2001 to 71 at December 31, 2002. Of this reduction, 22 related to the restructuring of our operations and the remainder related to voluntary and other terminations. The decline was also due to lower overhead and facilities costs as a result of our restructuring plans and a decline in bad debt expense due to an increase in collection rates.

     Restructuring Costs. In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. A detailed review was performed between the third quarter of 2001 and the second quarter of 2002 to improve the Company’s cost structure in light of market conditions. Under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” actions were deemed to be the commencement of separate restructuring plans in the quarter in which those actions could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 and was completed in the quarter ended March 31, 2002 (“Plan 1”). The second plan was initiated and completed during the quarter ended June 30, 2002 (“Plan 2”). Charges were recorded to restructuring expense as the costs associated with each plan could be reasonably estimated. These charges were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made subsequent adjustments to the initial restructuring charges recorded.

     During 2001, we recorded a charge of $43.0 million, of which $32.4 million reflects the initial restructuring charge for Plan 1 recorded in the third quarter of 2001 and $10.6 million related to changes in estimated costs associated with Plan 1. During 2002, we recorded a charge of $16.1 million, of which $1.4 million related to additional restructuring charges taken when the related liabilities could be reasonably estimated for Plan 1, $8.5 million was the initial restructuring charge for Plan 2 and $6.2 million related to changes in estimated costs recorded during 2001 and 2002. At December 31, 2002, we had an accrued liability of $32.9 million with respect to the restructuring plans.

     In connection with our intention to further focus our direct sales and marketing activities in the United States and Europe, the Company expects to incur additional restructuring charges between $2.0 million and $3.0 million, predominantly related to the abandonment of facilities in certain international regions.

     Amortization and Write-Down of Goodwill and Purchased Intangibles. Our acquisitions of iLeverage, Octane, eClass Direct and Rightpoint in 2001 and the acquisitions of Moss and certain intellectual property assets of Radnet were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The amortization of goodwill and intangible assets decreased to $0.9 million for the year ended December 31, 2002 from $803.3 million for the year ended December 31, 2001. The decrease was due to the cessation of the amortization of goodwill in accordance with SFAS 142 and to a $1.7 billion charge for the impairment of goodwill and intangible assets recorded in the year ended December 31, 2001.

     In accordance with SFAS 142, we performed impairment tests of purchased intangible assets and goodwill in connection with all of our acquisitions upon the adoption of SFAS 142 on January 1, 2002 and again on December 31, 2002. The impairment tests were performed with the assistance of a third party valuation firm and it was determined that no impairment existed.

     We will continue to perform impairment tests of goodwill and purchased intangibles on an annual basis and when events or changes in circumstances indicate that it is more likely than not that the carrying value is not recoverable. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or changes in circumstances cause our assumptions to change, additional charges, which could be material, may be required.

     We will continue to amortize purchased intangible assets of $5.7 million on a straight-line basis over their remaining useful lives. As discussed above, the amortization expense related to purchased technology assets of $5.5 million as of December 31, 2002 will be recorded in cost of revenues. The amortization expense related to other purchased intangible assets of $0.2 million will be recorded in operating expense and will be fully amortized by June 30, 2003. See Note 4 of Notes to Consolidated Financial Statements for more detailed information.

     Stock-Based Compensation. Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of December 31, 2002, deferred compensation remaining to be amortized totaled $0.1 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. See Note 8 of Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of the Company’s stock and the exercise price of the option on the date of grant, if any. Had we recognized stock-based compensation expense under SFAS 123, our stock-based compensation expense would have been $61.5 million, $108.0 million and $64.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The accounting profession and regulatory agencies continue to consider whether companies will be required to record an expense for stock options granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant, as well as the methodology under which the amount of such expense will be determined. We believe that the use of equity compensation is important to our ability to attract and retain a sufficient number of qualified personnel.

Other Income, Net

     Other income decreased to $5.8 million for the year ended December 31, 2002 from $15.0 million for the year ended December 31, 2001. The decrease was due to a decrease in interest income primarily as a result of a decrease in the average rate of return on our investments and lower average cash and investment balances.

Provision for Income Taxes

     From inception through December 31, 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Due to uncertainties regarding realization of the assets based on the limited operating history of E.piphany, the lack of profitability to date, and the uncertainty of future profitability we have a valuation allowance equal to the total deferred tax assets of $135 million as of December 31, 2002 and therefore have no net deferred tax assets.

Years Ended December 31, 2001 and 2000

Revenues

     Total revenues decreased to $128.8 million for the year ended December 31, 2001, from $130.8 million for the year ended December 31, 2000. Total revenues increased for the first two quarters of 2001 as compared to the first two quarters of 2000. However, this increase was offset by a decrease in revenues for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease in revenues was primarily due to fewer sales of our product licenses resulting from an economic slowdown and the significant decline in spending by companies on information technology, particularly in the United States. For the year ended December 31, 2001, domestic revenue declined by $25.5 million or 21%. This decrease was offset in part by an increase in international revenues of $23.5 million or 228%. This rapid growth in international revenues primarily reflected the early stage of development of our international operations.

     Product license revenues decreased to $71.1 million, or 55% of total revenue, for the year ended December 31, 2001 from $73.5 million, or 56% of total revenue, for the year ended December 31, 2000. Product license revenues increased for the first two quarters of 2001 as compared to the first two quarters of 2000. This increase was offset by a decrease for the last two quarters of 2001 as compared to the last two quarters of 2000. This decrease in product license revenues was primarily due to fewer sales of our product licenses resulting from a downturn in the economy and weakness in information technology spending, particularly in the United States. Although sequentially down from 2000 to 2001, license revenues were sequentially flat for the last three quarters of 2001.

     Services revenues increased to $57.7 million, or 45% of total revenues, for the year ended December 31, 2001 from $57.4 million, or 44% of revenues, for the year ended December 31, 2000. Services revenues increased for the first two quarters of 2001 as compared to the first two quarters of 2000. This increase was offset by a decrease for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease was due in part to the delivery of fewer services as a result of a decrease in product license sales and in part to the change in our strategy from fulfilling most of our customers’ consulting needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software on customers’ computer systems. The decrease in consulting revenue was offset by an increase in maintenance revenue attributable to maintenance contracts sold to our new customers.

Cost of Revenues

     Total cost of revenues was $91.0 million for the year ended December 31, 2001 as compared to $84.6 million for the year ended December 31, 2000.

     Cost of services revenues decreased to $56.3 million, or 98% of services revenues, for the year ended December 31, 2001 from $57.7 million, or 101% of services revenues, for the year ended December 31, 2000. Cost of services revenue increased for the first two quarters of 2001 as compared to the first two quarters of 2000. This increase was offset by a decrease in the cost of services revenue for the last two quarters of 2001 as compared to the last two quarters of 2000. The decrease was due to the reduction in the number of professional services employees from 353 as of December 31, 2000 to 174 as of December 31, 2001 which was primarily the result of our change in strategy from fulfilling all of our customers’ consulting needs with our internal services professionals to encouraging our customers to contract directly with third-party integrators. This approach was adopted in conjunction with our overall strategy to strengthen our alliances with system integrators that recommend and implement our software. Of the total decrease in professional services employees, 55 related to the restructuring of our operations. The decrease in cost of services as a percentage of revenue from 2000 to 2001 is primarily due to a higher proportion of maintenance revenue, which has more favorable margins.

     Amortization of purchased technology increased to $32.7 million in the year ended December 31, 2001 from $25.7 million in the year ended December 31, 2000. Amortization expense increased due to an increase in purchased technology assets resulting primarily from the acquisitions of Octane and eClass Direct in the second quarter of 2000 and the acquisition of Moss and of certain intellectual property of Radnet in the first quarter of 2001.

Operating Expenses

     Research and Development. Research and development expenses increased to $41.0 million for the year ended December 31, 2001 from $26.8 million for the year ended December 31, 2000. Research and development expenses as a percentage of total revenues increased to 32% for the year ended December 31, 2001 from 20% for the year ended December 31, 2000. The increase in absolute dollars was primarily due to a higher number of research and development employees entering 2001 as compared to 2000 as a result of internal growth and acquisitions, and increased fees paid to outside contractors for the translation of our products. This increase in absolute dollars was offset by a reduction in our overhead and facilities costs resulting from the restructuring of our operations that occurred in the third quarter of 2001. No research and development employees were reduced as a result of the restructuring of our operations during 2001.

     Sales and Marketing. Sales and marketing expenses increased to $88.0 million for the year ended December 31, 2001 from $67.7 million for the year ended December 31, 2000. Sales and marketing expenses as a percentage of total revenues increased to 68% for the year ended December 31, 2001 from 52% for the year ended December 31, 2000. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in the number of sales and marketing employees entering 2001 as compared to 2000, resulting from internal growth and acquisitions. In this regard, we established sales offices in additional domestic and international locations including ones in Asia, Australia, Europe and Latin America. This increase in absolute dollars was offset by the restructuring of our operations that occurred in the third quarter of 2001, which resulted in a reduction of 43 sales and marketing employees and of overhead and facilities costs.

     General and Administrative. General and administrative expenses increased to $24.3 million for the year ended December 31, 2001 from $21.5 million for the year ended December 31, 2000. General and administrative expenses as a percentage of total revenues increased to 19% for the year ended December 31, 2001 from 16% for the year ended December 31, 2000. The increase in general and administrative expenses in absolute dollars was primarily attributable to an increase in the number of general and administrative employees entering 2001 as compared to 2000, which were necessary to support our expanding operations. This increase in absolute dollars was offset by the restructuring of our operations that occurred in the third quarter of 2001, which resulted in a reduction of 18 general and administrative employees and of overhead and facilities costs. This increase was further offset by a reduction in bad debt expense relative to 2000 when worsening economic conditions had caused less predictable collections.

     Restructuring Costs. In the third quarter of 2001, we initiated a plan to restructure our worldwide operations by reducing our workforce and consolidating our operating facilities and recorded a restructuring charge of $32.4 million. An additional charge of $10.6 million was taken during the quarter ended December 31, 2001, which primarily reflected changes in the estimated costs of abandoning certain facilities associated with the plan initiated during the quarter ended September 30, 2001.

     In-Process Research and Development Charge. In connection with the acquisitions of RightPoint and Octane, we recorded charges for in-process research and development of $22.0 million and $25.0 million, respectively, in the year ended December 31, 2000. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by RightPoint, Octane and their competitors. At the acquisition dates, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the dates of acquisition.

     There was no in-process research and development charge incurred during the year ended December 31, 2001. Please see Note 4 of Notes to Consolidated Financial Statements for more detailed information.

     Amortization and Write-Down of Goodwill and Purchased Intangibles. Our acquisitions of Moss, Octane, eClass, iLeverage and RightPoint were each accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. The amortization of goodwill and other intangible assets was $803.3 million and $671.4 million for the years ended December 31, 2001 and 2000, respectively. The increase was due to the intangible assets recorded during 2000 and 2001.

     As part of our review of our third quarter 2001 financial results we performed an impairment test due to the existence of impairment indicators. The impairment indicators included, among others, the significant decline in our stock price, the net book value of assets significantly exceeded our market capitalization, and the overall decline in industry growth rates that have negatively impacted our revenues and forecasted revenue growth rates. We recorded an impairment charge of $1.7 billion in the quarter ended September 30, 2001 to reduce goodwill and other intangible assets associated with all of our acquisitions to reflect their current estimated fair market value. Fair market value was determined based on discounted future cash flows. It is possible that the estimates and assumptions used under our impairment test may change in the short-term resulting in the need to further write-down our goodwill and other long-lived assets.

     Stock-Based Compensation. Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of December 31, 2001, deferred compensation remaining to be amortized totaled $0.9 million.

Other Income, Net

     Other income decreased to $15.0 million for the year ended December 31, 2001 from $23.1 million for the year ended December 31, 2000. The decrease was due to a decrease in interest income primarily as a result of a decrease in the average rate of return on our investments and lower average cash and investment balances.

Liquidity and Capital Resources

     As of December 31, 2002, our primary sources of liquidity consisted of $162.7 million in cash, cash equivalents and short-term investments and $115.1 million in long-term investments for a total of $277.8 million in cash and investments.

     Net cash used in operating activities totaled $41.7 million, $69.5 million and $20.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in operating activities for each period was primarily the result of net losses in those periods, less non-cash charges for amortization and write-down of goodwill and purchased intangibles, restructuring costs, and in-process research and development costs. Cash used in operating activities for the year ended December 31, 2002 also was the result of a decrease in accrued liabilities, which was offset by a decrease in accounts receivable and an increase in deferred revenue. Cash used in operating activities for the year ended December 31, 2001 also was the result of a decrease in accrued liabilities and in deferred revenue, which was offset by a decrease in accounts receivable. Cash used in operating activities for the year ended December 31, 2000 also was the result of an increase in accounts receivable, which was partially offset by an increase in deferred revenue. We expect to continue to incur net losses and to use cash in operating activities but at reduced levels compared to 2002. We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will comprise a material expenditure of our cash resources. As a result, our net cash flows will depend on the level of future revenues and our ability to effectively manage infrastructure costs.

     Net cash used in investing activities totaled $64.9 million, $58.5 million and $79.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in investing activities for these years resulted primarily from the purchases of investments, net of sales of investments. Net investments purchased are primarily comprised of investment grade securities such as government notes and bonds with maturities which do not exceed 24 months. To a lesser extent, cash used from investing activities resulted from the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2000 was also the result of the direct costs of our acquisitions which was partially offset by cash acquired in acquisitions.

     Net cash provided by financing activities totaled $7.4 million, $7.6 million and $355.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash provided by financing activities for the years ended December 31, 2002 and 2001 resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2000 was primarily the result of the receipt of proceeds from our secondary offering completed during the first quarter of 2000.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of December 31, 2002, we had $9.2 million of restricted cash, $1.2 million of which are classified as short-term and relate to facility lease agreements that have expiration dates in 2003, and $8.0 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from December 31, 2002.

     We lease certain equipment and our facilities under capital and operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from noncancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of December 31, 2002 were as follows (in thousands):

Year Ending December 31,	Capital Leases Due	Operating Leases Due	Sublease Income Receivable	Total, Net
2003	$162	$14,857	$(3,310)	$11,709
2004	—	11,546	(1,943)	9,603
2005	—	8,980	(1,541)	7,439
2006	—	6,324	(988)	5,336
2007	—	6,363	(955)	5,408
2008 and thereafter	—	28,736	(4,335)	24,401

	$162	$76,806	$(13,072)	$63,896

     Net operating lease commitments shown above include $32.9 million of operating lease commitments under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of December 31, 2002. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

     Although our existing cash, cash equivalents and investment balances are expected to decline in the aggregate, we believe that these balances will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to liquidate our long-term investments, issue additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

Recent Accounting Pronouncements

     In July 2002, the staff of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”). This statement revises the accounting treatment for the cost of exit and disposal activities under Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF No. 94-3”). SFAS 146 requires companies to record exit or disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will subsequently be adjusted for changes in estimated cash flows. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 will not be affected. We do not believe that the adoption of SFAS 146 will have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). In general, FIN 45 applies to contracts or indemnification agreements that require the guarantor to make payments to the guaranteed party contingent upon the occurrence of a specified event that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45 requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is a change from current practice. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In accordance with these disclosure requirements, we discuss in Notes to Consolidated Financial Statements our warranty and intellectual property indemnification provisions generally included in our software license agreements with our customers.

     In addition, FIN 45 requires on a prospective basis that certain guarantees issued or modified after December 31, 2002 be recorded at fair value. This differs from current practice, under which a liability is recorded when a loss is probable and reasonably estimable. We do not believe that these provisions will result in a material impact to our financial statements or that our standard warranty and indemnification provisions will be required to be recorded at fair value in future periods. However, the accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. This could result in an unanticipated change in the way we account for these provisions in future periods.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into after January 1, 2004. We do not believe that the adoption of EITF No. 00-21 will have a material impact on our consolidated financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123‘s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since we account for our stock-based compensation under APB 25, and have no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net income and earnings per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. We currently have no contractual relationship or other business relationship with a VIE and therefore the adoption will not have a material impact on our consolidated financial statements.

Related Party Transactions

     In connection with the employment of our chief executive officer, Roger Siboni, in 1998, we agreed to extend to Mr. Siboni credit in the form of two personal loans.

     First, in July 1998, we loaned $640,000 to Mr. Siboni, in order to purchase 2,400,000 shares of our common stock at $0.26 2/3 per share. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum. As of December 31, 2002, the outstanding principal balance of this loan was $377,000 and accrued interest was $6,000. As of December 31, 2001, the outstanding principal balance of this loan was $446,000 and accrued interest was $129,000. This loan is secured by 1,245,661 shares of our common stock. Mr. Siboni has indicated, and we expect, that this loan will be repaid by August 2004.

     Second, Mr. Siboni was also offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the loan had been repaid in full. As of December 31, 2001, the outstanding balance including accrued interest was $160,000.

     In addition, Mr. Siboni was extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan bears interest at 5.6% per annum. As of December 31, 2002 and 2001, the outstanding balance including accrued interest was $43,000 and $197,000, respectively. Subsequent to December 31, 2002, this loan was repaid in full.

     Mr. Siboni is currently a member of the board of directors of two of our customers. Total revenues to E.piphany from these customers were $0.2 million, $0.4 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. We had accounts receivable balances from these customers totaling $0.1 million and $0 for the years ended December 31, 2002 and 2001, respectively.

     In addition, four of our customers have board members or executive officers that are also on our board of directors. Total revenues to E.piphany from these customers were $1.0 million, $3.1 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. We had accounts receivable balances from these customers totaling $0.3 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of December 31, 2002, we had international operations in Asia, Australia, Europe and Latin America and conduct transactions in the local currency of each location. To date, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our financial statements has therefore not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates primarily affects our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities. We do not use derivative financial instruments in our investment portfolio.

     As of December 31, 2002, we held $102.6 million in cash, cash equivalents and restricted cash consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.0 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

     As of December 31, 2002, we held $184.3 million in short-term investments and long-term investments, each of which consisted of taxable fixed income securities having original maturity dates between three months and two years. A decline in interest rates over time would reduce our interest income from our short-term and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.8 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $2.0 million.

     As of December 31, 2002, we did not have any debt outstanding other than capital lease obligations.

     The following summarizes our investments, weighted average yields and expected maturity dates as of December 31, 2002 (in thousands, except interest rates):

	2003	2004	2005	2006	2007	Thereafter	Total

Corporate bonds	$38,954	$17,343	$—	$—	$—	$—	$56,297

Weighted average yield	2.34%	2.2%	—	—	—	—	2.18%

Government notes/bonds (1)	$30,325	$97,725	—	—	—	—	$128,050

Weighted average yield	1.69%	2.28%	—	—	—	—	2.14%

Total investment securities	$69,279	$115,068	$—	$—	$—	$—	$184,347

(1) Government notes/bonds consists primarily of government agency notes and includes, to a lesser extent, investments in taxable municipal bonds.

Item 8. Financial Statements and Supplementary Data

E.PIPHANY, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
E.piphany, Inc.

We have audited the accompanying consolidated balance sheet of E.piphany, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of E.piphany, Inc.‘s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of E.piphany, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 21, 2002 expressed an unqualified opinion on those statements before the adjustments described in Notes 2, 3 and 4.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E.piphany, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States.

As disclosed in Note 2, effective January 1, 2002, E.piphany, Inc. changed the manner in which it recognizes and presents reimbursements for out of pocket expenses. As disclosed in Note 4, effective January 1, 2002, E.piphany, Inc. changed its method of accounting for goodwill. As disclosed in Note 3, E.piphany, Inc. has reclassified certain cash and cash equivalents to restricted cash in the consolidated balance sheet for the year ended December 31, 2001. As disclosed in Note 4, E.piphany, Inc. has reclassified the amortization of purchased technology to cost of revenues. As discussed above, the consolidated financial statements of E.piphany, Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Accordingly, we have audited the reclassification adjustments described above. In addition, we have audited the adjustments in the transitional disclosures in Note 4. In our opinion, all such adjustments and disclosures are appropriate and the adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

San Francisco, California
January 17, 2003

The following is a copy of the audit report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP See Exhibit 23.2 for further discussion. As disclosed in Note 2, effective January 1, 2002, E.piphany, Inc. changed the manner in which it recognizes and presents reimbursements for out of pocket expenses. As disclosed in Note 4, effective January 1, 2002, E.piphany, Inc. changed its method of accounting for goodwill. As disclosed Note 3, E.piphany, Inc. has reclassified certain cash and cash equivalents to restricted cash in the consolidated balance sheet for the year ended December 31, 2001. As disclosed in Note 4, E.piphany, Inc. has reclassified the amortization of purchased technology to cost of revenues. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by Ernst & Young LLP as stated in their report appearing herein. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 1999 have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

San Jose, California
January 21, 2002

E.PIPHANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$93,435	$192,378
Short-term investments	69,279	121,324
Accounts receivable, net of allowance for doubtful
accounts of $2,508 and $4,332	6,852	13,703
Prepaid expenses and other current assets	7,389	5,061
Short-term restricted cash	1,191	—

Total current assets	178,146	332,466
Long-term investments	115,068	—
Long-term restricted cash	7,984	9,367
Property and equipment, net	12,269	22,320
Goodwill, net	81,499	81,783
Purchased intangibles, net	5,748	16,330
Other assets	2,553	3,589

	$403,267	$465,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$156	$498
Accounts payable	2,417	2,537
Accrued compensation	9,064	11,873
Accrued other	8,280	11,260
Current portion of restructuring costs	8,206	8,954
Deferred revenue	20,526	15,380

Total current liabilities	48,649	50,502
Restructuring costs, net of current portion	24,740	23,454
Capital lease obligations, net of current portion	—	156
Other long-term liabilities	496	316

Total liabilities	73,885	74,428

Commitments and contingencies (Note 6)
Minority interest	—	35
Stockholders’ equity:
Preferred stock, $0.0001 par value;
Authorized —25,000 shares as of December 31, 2002;
None issued and outstanding	—	—
Common stock, $0.0001 par value;
Authorized — 500,000 shares as of December 31, 2002;
Issued and outstanding — 72,820 and 70,972 shares as of
December 31, 2002 and 2001	7	7
Additional paid-in capital	3,815,216	3,807,410
Stockholders’ notes receivable	(556)	(778)
Accumulated other comprehensive income (loss)	296	(564)
Deferred compensation	(109)	(901)
Accumulated deficit	(3,485,472)	(3,413,782)

Total stockholders’ equity	329,382	391,392

	$403,267	$465,855

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Revenues:
Product license	$33,788	$71,116	$73,493
Services	50,042	57,714	57,353

	83,830	128,830	130,846

Cost of revenues:
Product license	1,297	2,016	1,209
Services	31,500	56,330	57,661
Amortization of purchased technology	9,727	32,695	25,690

	42,524	91,041	84,560

Gross profit	41,306	37,789	46,286

Operating expenses:
Research and development	34,143	40,992	26,792
Sales and marketing	54,352	87,953	67,678
General and administrative	12,729	24,257	21,510
Restructuring charges	16,086	42,971	—
In-process research and development charge	—	—	47,000
Amortization of goodwill and purchased
intangibles	855	803,318	671,416
Write-down of goodwill and purchased intangibles	—	1,661,186	—
Stock-based compensation	665	1,561	3,514

Total operating expenses	118,830	2,662,238	837,910

Loss from operations	(77,524)	(2,624,449)	(791,624)

Other income, net	5,834	15,014	23,146

Net loss	(71,690)	$(2,609,435)	$(768,478)

Basic and diluted net loss per share	$(1.00)	$(38.25)	$(13.71)

Shares used in computing basic and diluted net loss per
share	71,711	68,224	56,038

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Warrants	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 1999	40,575	$5	$113,636	$143	$(640)	$(31)	$(2,602)	$(35,869)	$74,642
Exercise of common stock options	1,174	—	3,415	—	(2,364)	—	—	—	1,051
Issuance of common stock under
employee stock purchase plan	433	—	4,711	—	—	—	—	—	4,711
Issuance of stock in connection with
acquisitions	23,230	1	3,267,498	—	—	—	—	—	3,267,499
Repurchase of stock	(258)	—	(279)	—	—	—	—	—	(279)
Issuance of common stock in public
offering, net	3,147	—	356,109	—	—	—	—	—	356,109
Payments received on notes
receivable	—	—	—	—	336	—	—	—	336
Exercise of warrants	143	—	184	(143)	—	—	—	—	41
Short swing profits remitted by
insider	—	—	193	—	—	—	—	—	193
Acceleration of common stock option
vesting	—	—	776	—	—	—	—	—	776
Deferred stock compensation	—	—	516	—	—	—	105	—	621
Amortization of deferred stock
compensation	—	—	—	—	—	—	1,488	—	1,488
Comprehensive loss:
Foreign currency translation
adjustment	—	—	—	—	—	(449)	—	—	(449)	$(449)
Unrealized loss on investments	—	—	—	—	—	(70)	—	—	(70)	(70)
Net loss	—	—	—	—	—	—	—	(768,478)	(768,478)	(768,478)

Total comprehensive loss										$(768,997)

Balance, December 31, 2000	68,444	$6	$3,746,759	—	$(2,668)	$(550)	$(1,009)	$(804,347)	$2,938,191
Exercise of common stock options	690	—	2,819	—	—	—	—	—	2,819
Issuance of common stock under
employee stock purchase plan	896	—	5,679	—	—	—	—	—	5,679
Issuance of stock in connection with
acquisitions	1,608	1	50,957	—	—	—	—	—	50,958
Repurchase of stock	(666)	—	(469)	—	—	—	—	—	(469)
Payments received on notes
receivable	—	—	—	—	1,890	—	—	—	1,890
Acceleration of common stock option
vesting	—	—	452	—	—	—	—	—	452
Deferred stock compensation	—	—	1,213	—	—	—	(1,213)	—	—
Amortization of deferred stock
compensation	—	—	—	—	—	—	1,321	—	1,321
Comprehensive loss:
Foreign currency translation
adjustment	—	—	—	—	—	(97)	—	—	(97)	$(97)
Unrealized gain on investments	—	—	—	—	—	83	—	—	83	83

	Common Stock Shares	Amount	Additional Paid-in Capital	Warrants	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
Net loss	—	—	—	—	—	—	—	(2,609,435)	(2,609,435)	(2,609,435)

Total comprehensive loss										$(2,609,449)

Balance at December 31, 2001	70,972	$7	$3,807,410	0	$(778)	$(564)	$(901)	$(3,413,782)	$391,392

Exercise of common stock options	667	—	2,680	—	—	—	—	—	2,680	—
Repurchase of stock	(41)	—	(127)	—	—	—	—	—	(127)	—
Issuance of common stock under employee	—	—	—
stock purchase plan	1,222		5,166	—	—	—	—		5,166
Payments received on notes receivable	—	—	—	—	222	—	—	—	222	—
Deferred stock compensation	—	—	87	—	—	—	180	—	267	—
Amortization of deferred stock	—
compensation	—		—	—	—	—	612	—	612	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	208	—	—	208	208
Unrealized gain on investments	—	—	—	—	—	652	—	—	652	652
Net loss	—	—	—	—	—	—	—	(71,690)	(71,690)	(71,690)

Total comprehensive loss										$(70,830)

Balance at December 31, 2002	72,820	$7	$3,815,216	—	$(556)	$296	$(109)	$(3,485,472)	$329,382

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$(71,690)	$(2,609,435)	$(768,478)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	9,485	6,954	2,894
Provision for doubtful accounts	403	2,700	4,450
Amortization of goodwill and purchased
intangibles	10,582	836,013	697,106
Write-down of goodwill and purchased intangibles	—	1,661,186	—
In-process research and development charge	—	—	47,000
Stock-based compensation	665	1,561	3,514
Non-cash restructuring charge	3,452	4,809	—
Minority interest in net loss of consolidated subsidiary	(35)	—	—
Changes in operating assets and liabilities
Accounts receivable	6,448	11,188	(22,575)
Prepaid expenses and other assets	(1,292)	310	(3,926)
Accounts payable	(120)	346	674
Accrued liabilities	(5,313)	(9,133)	1,572
Restructuring costs	538	32,408	—
Deferred revenue	5,146	(8,384)	17,611

Net cash used in operating activities	(41,731)	(69,477)	(20,158)

Cash flows from investing activities:
Purchases of property and equipment	(2,672)	(11,877)	(15,503)
Restricted cash	192	(4,038)	(4,829)
Cash acquired in acquisitions	—	208	24,282
Acquisition related costs and changes in accruals	(12)	1,108	(28,471)
Proceeds from the sales of investments	265,572	254,823	42,509
Purchases of investments	(327,943)	(298,725)	(96,992)

Net cash used in investing activities	(64,863)	(58,501)	(79,004)

Cash flows from financing activities:
Repayments on line of credit	—	—	(8,319)
Repayments of notes payable	—	(1,772)	—
Principal payments on capital lease obligations	(498)	(763)	(587)
Proceeds from public offerings of common stock, net	—	—	356,109
Repayments on stockholders’ notes receivable	222	1,890	336
Proceeds from exercise of warrant	—	—	41
Subsidiary stock offering	—	35	—
Issuance of common stock, net of repurchases	7,719	8,168	7,559

Net cash provided by financing activities	7,443	7,558	355,139

Effect of foreign exchange rates on cash and cash equivalents	208	(97)	(449)

Net increase (decrease) in cash and cash equivalents	(98,943)	(120,517)	255,528
Cash and cash equivalents at beginning of year	192,378	312,895	57,367

Cash and cash equivalents at end of year	93,435	$192,378	$312,895

Supplemental cash flow information:
Cash paid for interest	$58	$73	$478

Unrealized gain (loss) on available for sale securities	$652	$83	$(70)

The accompanying notes are an integral part of these financial statements.

E.PIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

     E.piphany, Inc. (“E.piphany” or the “Company”), was incorporated in Delaware in November 1996. E.piphany develops, markets and licenses analytic and operational CRM software products, and related services, to unify inbound and outbound marketing, sales and service customer interactions. E.piphany enables a single, enterprise-wide view of each customer to help global businesses better understand and proactively serve customers in real time. Although E.piphany began actively selling its products in 1998 and no longer considers itself to be in the development stage, it has not operated profitably to date and there are no assurances that it will operate profitably in the future. E.piphany’s worldwide headquarters is in San Mateo, California. E.piphany has regional domestic offices in the United States, as well as international offices in Asia, Australia, Europe and Latin America.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include the accounts of Epiphany, Inc. and its subsidiaries. As of December 31, 2002, the Company held 93% of the capital stock of its subsidiary, Nihon E.piphany, K.K. The company maintains an ownership percentage of 100% for all other subsidiaries. Intercompany accounts and transactions have been eliminated.

     Our consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported expenses during the reporting period. Actual results in these particular areas could differ from those estimates.

Reclassification

     Certain amounts from prior years have been reclassified to conform to the current year presentation.

Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Impairment of Long-Lived Assets

     The Company evaluates long-lived assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

     The Company adopted Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. As a result, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. SFAS 142 also required the completion of a transitional impairment test, with any impairment treated as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test upon adoption, which did not result in an impairment charge. In addition, the Company completed an annual impairment test during the fourth quarter of 2002, which did not result in an impairment charge.

Cash Equivalents, Short-Term Investments and Long-Term Investments

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company has classified its short-term and long-term investments as “available for sale.” Short-term investments generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than one year. Such investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value which are determined to be other-than-temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities. From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents. See further discussion in Note 3, Financial Statement Details.

Accounts Receivable and Deferred Revenue

     Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring the initial deferral are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year, and deferred services revenue is recognized as services are rendered.

Allowances for Doubtful Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe to be collectible. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years, and leasehold improvements range from the shorter of five years or applicable lease term. Depreciation expense is included in operating expenses and cost of revenues based on how the assets are utilized.

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

     The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade accounts receivable. Management believes the financial risks associated with these financial instruments are not significant. The Company invests its cash and investments in U.S. treasuries, money market instruments, taxable municipal bonds and corporate debt rated A1/P1 or higher.

     The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the years ended December 31, 2002, 2001 or 2000. No individual customer account receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2002 or 2001.

Warranties and Indemnification

     The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of December 31, 2002 or December 31, 2001. To date, the Company’s product warranty expense has not been significant.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2002, and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

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

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, when it is more likely than not that the tax benefits will realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using applicable tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

     E.piphany recognizes revenue according to the following policies:

     Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor specific objective evidence for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting or implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

     Our license and service arrangements generally do not include acceptance provisions. However, when acceptance provisions exist, we apply judgment in assessing the significance of the provision. If we determine that the likelihood of non-acceptance in these arrangements is remote, we recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, provided that all of the criteria described above have been met.

     Maintenance Services. Maintenance services include technical support and unspecified software updates to customers. Revenue derived from maintenance services is recognized ratably over the applicable maintenance term, typically one year, and is included in services revenue in the accompanying consolidated statements of operations.

     Consulting, Implementation and Training Services. E.piphany provides consulting, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed, except when such services are subject to acceptance provisions, as discussed above.

     We have adopted the provision of Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” This pronouncement addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The staff of the FASB concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. Prior to January 1, 2002, we recorded reimbursements as a reduction of cost of services revenues. Beginning in the first quarter of 2002, we have adopted EITF 01-14 and have recorded reimbursable expenses as services revenue. For all comparative periods, reimbursable expenses have been reclassified into services revenues, with a corresponding increase in cost of revenues. The impact of EITF 01-14 on services revenues and cost of revenues is presented as follows (in thousands):

	Year Ended December 31,
	2001	2000
Services revenues (as originally presented)	$54,572	$53,788
Impact of EITF 01-14	3,142	3,565

Services revenues (as currently presented)	$57,714	$57,353

	Year Ended December 31,
	2001	2000
Cost of services revenues (as originally presented)	$53,188	$54,096
Impact of EITF 01-14	3,142	3,565

Cost of services revenues (as currently presented)	$56,330	$57,661

     With the adoption of EITF 01-14, the Company typically recognizes reimbursable expenses as revenue when an agreement to bill the customer for reimbursable expenses exists, the expenses have been incurred and billed, and collection is probable.

     As of December 31, 2002 and 2001, $0.7 million and $1.7 million, respectively, of accounts receivable was unbilled and recognized as revenue due to services performed in advance of billings.

Advertising Costs

     The Company expenses all advertising costs as they are incurred, which totaled $1.5 million, $3.9 million, and $1.7 million during the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant, if any.

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(71,690)	$(2,609,435)	$(768,478)
Add: Stock-based employee compensation
expense included in reported net loss, net of tax
effects	879	1,986	3,514
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(61,545)	(108,045)	(64,908)

Pro forma net loss	(132,356)	$(2,715,494)	$(829,872)

Loss per share:
Basic and diluted—as reported	$(1.00)	$(38.25)	$(13.71)
Basic and diluted—pro forma	$(1.85)	$(39.80)	$(14.81)

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

	Years Ended December 31,
	2002	2001	2000
Net loss	$(71,690)	$(2,609,435)	$(768,478)

Basic and diluted:
Weighted average shares of common stock
outstanding	71,978	70,068	59,848
Less: Weighted average shares subject to repurchase	(267)	(1,844)	(3,810)

Weighted average shares used in computing basic and
diluted net loss per common share	71,711	68,224	56,038

Basic and diluted net loss per common share	$(1.00)	$(38.25)	$(13.71)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2002	2001	2000
Options excluded due to the exercise price exceeding the
average fair market value of the Company’s common
stock during the period	10,866	3,732	1,092
Options excluded for which the exercise price was less than
the average fair market value of the Company’s common
stock during the period but were excluded as inclusion
would decrease the Company’s net loss per share	2,331	6,153	8,169
Common shares excluded resulting from common stock
subject to repurchase	267	1,844	3,810

Total common stock equivalents excluded from diluted net
loss per common share	13,464	11,729	13,071

Segment Reporting

     E.piphany is organized and operates as one business segment which manages the development, distribution, and support of software products and related services. The Company distributes its products in the United States and in foreign countries through its sales personnel and indirect channel partners.

     Revenues according to geographic areas are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues:
United States	$58,825	$95,031	$120,547
United Kingdom	7,744	23,886	8,981
Rest of World	17,261	9,913	1,318

Total	$83,830	$128,830	$130,846

Recent Accounting Pronouncements

     In July 2002, the staff of the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”). This statement revises the accounting treatment for the cost of exit and disposal activities under Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF No. 94-3”). SFAS 146 requires companies to record exit or disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will subsequently be adjusted for changes in estimated cash flows. Commitment to a plan to exit an activity or dispose of long–lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 will not be affected. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). In general, FIN 45 applies to contracts or indemnification agreements that require the guarantor to make payments to the guaranteed party contingent upon the occurrence of a specified event that is related to an asset, liability, or an equity security of the guaranteed party. FIN 45 requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is a change from current practice. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 2 for a discussion of the Company’s warranty and intellectual property indemnification provisions generally included in the Company's software license agreements with customers.

     In addition, FIN 45 requires on a prospective basis that certain guarantees issued or modified after December 31, 2002 be recorded at fair value. This differs from current practice, under which a liability is recorded when a loss is probable and reasonably estimable. The Company does not believe that these provisions will result in a material impact to its financial statements or that the Company’s standard warranty and indemnification provisions will be required to be recorded at fair value in future periods. However, the accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. This could result in an unanticipated change in the way the Company accounts for these provisions in future periods.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into after January 1, 2004. The Company does not believe that the adoption of EITF No. 00-21 will have a material impact on the Company’s consolidated financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123‘s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. Since the Company accounts for stock-based compensation under APB 25, and has no current plans on switching to SFAS 123, the impact of SFAS 148 will be limited to the interim reporting of the effects on net income and earnings per share if the Company accounted for stock-based compensation under SFAS 123. SFAS 148 is effective for fiscal years ending after December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption will not have an effect on the Company’s consolidated financial statements.

3. Financial Statement Details

Investments

     Cash, cash equivalents, short-term investments, and long-term investments consisted of the following as of December 31, 2002 and 2001 (in thousands):

		Unrealized
	Cost	Loss	Gain	Market
December 31, 2002:
Cash and cash equivalents:
Cash	$18,187	$—	$—	$18,187
Money market funds	30,051	—	—	30,051
Short-term municipal notes/bonds	29,622	—	—	29,622
Government notes/bonds	15,575	—	—	15,575

	$93,435	$—	$—	$93,435

Short-term investments:
Corporate bonds	$38,900	$—	$54	$38,954
Government notes/bonds	30,311	—	14	30,325

	$69,211	$—	$68	$69,279

Long-term investments:
Corporate bonds	$17,326	$—	$17	$17,343
Government notes/bonds	97,176	—	549	97,725

	$114,502	$—	$566	$115,068

December 31, 2001:
Cash and cash equivalents:
Cash	$14,772	$—	$—	$14,772
Certificates of deposit	445	—	—	445
Money market funds	52,786	—	—	52,786
Commercial paper	—	—	—	—
Short-term municipal notes/bonds	90,800	—	—	90,800
Government notes/bonds	33,575	—	—	33,575

	$192,378	$—	$—	$192,378

Short-term investments:
Commercial paper	$8,454	$(5)	$—	$8,449
Corporate bonds	36,481	—	25	36,506
Government notes/bonds	76,407	(38)	—	76,369

	$121,342	$(43)	$25	$121,324

     Short-term investments of $69,279 and $121,324 as of December 31, 2002 and 2001, respectively, mature in less than one year. Long-term investments of $115,068 as of December 31, 2002, mature within two years.

Restricted Cash

     Restricted cash consists of cash and cash equivalents which serve as collateral, under letters of credit, for the Company’s obligations to third parties for lease payments. Classification of restricted cash as short-term or long-term is determined based on the expiration of the underlying lease agreement.

	December 31,
	2002	2001
Short-term restricted cash:
Letters of credit	$1,191	$—
Long-term restricted cash:
Letters of credit	7,886	9,367
Bank deposits	98	—

	$7,984	$9,367

     Long-term restricted cash of $9.4 million, as of December 31, 2001, has been reclassified from cash and cash equivalents to long-term restricted cash to conform to the current year presentation. See further discussion of restricted cash in Note 6, Commitments and Contingencies.

Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Computer software and equipment	$17,680	$27,496
Furniture and fixtures	3,786	4,228
Leasehold improvements	4,305	7,596

	25,771	39,320
Less: Accumulated depreciation	(13,502)	(17,000)

	$12,269	$22,320

     Included in property and equipment as of December 31, 2001 are assets acquired under capital leases with an original cost of approximately $2.6 million. Accumulated amortization of the leased assets was approximately $2.2 million. As of December 31, 2002, all assets acquired under capital leases have been fully depreciated and written off. Amortization expense was $0.4 million, $0.7 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The present value of payments under capital leases are as follows as of December 31, 2002 (in thousands):

Minimum lease payments for the year ending December 31, 2003	$162
Less: Imputed interest (12.0%)	(6)

Present value of payments under capital leases	$156

Accrued Liabilities

     Accrued compensation consists of the following (in thousands):

	December 31,
	2002	2001
Vacation	$2,960	$3,132
Commissions and bonus	4,081	5,413
Employee Stock Purchase Plan	781	1,217
Other	1,242	2,111

	$9,064	$11,873

     Other accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Professional services	$1,757	$1,793
Sales tax	1,560	720
Marketing expenses	1,157	1,554
Royalties	578	439
Third-party cost of services revenues	127	574
Other	3,101	6,180

	$8,280	$11,260

Accumulated Other Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, net of related taxes, consisted of the following (in thousands):

	December 31,
	2002	2001
Unrealized gain (loss) on investments	$634	$(18)
Cumulative translation adjustment	(338)	(546)

	$296	$(564)

Other Income, net

     Other income, net consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Interest income	$6,216	$15,149	$23,684
Interest expense	(58)	(73)	(478)
Other expense	(324)	(62)	(60)

	$5,834	$15,014	$23,146

4. Acquisitions, Goodwill and Purchased Intangible Assets

Acquisitions

     The RightPoint Acquisition. On January 4, 2000, E.piphany acquired RightPoint Software, Inc. (“RightPoint”) in a merger transaction. RightPoint developed and marketed real time marketing software solutions that enable companies to optimize and present marketing offers, promotions, and communications while a customer is interacting with a web site, call center agent or other point of customer interaction. Under the terms of the merger agreement, stockholders of RightPoint received approximately 0.1185 shares of E.piphany common stock for each share of RightPoint common stock they owned at the time the merger was consummated. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of RightPoint in exchange for 4,614,992 shares of E.piphany’s common stock. In addition, options and warrants of RightPoint were converted into options and warrants to purchase approximately 795,000 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of RightPoint’s operations subsequent to January 4, 2000 have been included in E.piphany’s operating results. The total purchase price was approximately $496.8 million, of which $22.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use.

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

     The iLeverage Acquisition. On May 1, 2000, E.piphany acquired iLeverage Corporation (“iLeverage”) in a merger transaction. iLeverage developed marketing solutions for digital marketplaces. Under the terms of the merger agreement, stockholders of iLeverage received approximately 0.007 and 0.008097 shares of E.piphany common stock for each share of iLeverage common stock and preferred stock, respectively. The total purchase price was approximately $29.0 million. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of iLeverage in exchange for 177,146 shares of E.piphany’s common stock. In addition, options of iLeverage were converted into options to purchase approximately 95,231 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of iLeverage’s operations subsequent to May 1, 2000 have been included in E.piphany’s operating results.

     The eClass Acquisition. On May 31, 2000, E.piphany acquired eClass Direct, Inc. (“eClass”) in a merger transaction. eClass was an application service provider of permission-based e-mail marketing services. Under the terms of the merger agreement, stockholders of eClass received approximately 0.1411 shares of E.piphany common stock for each share of eClass common stock. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of eClass in exchange for 1,084,031 shares of E.piphany’s common stock. In addition, options of eClass were converted into options to purchase approximately 69,575 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of eClass’ operations subsequent to May 31, 2000 have been included in E.piphany’s operating results. The total purchase price was approximately $50.3 million.

     The Octane Acquisition. On May 31, 2000, E.piphany acquired Octane Software, Inc. (“Octane”) in a merger transaction. Octane was a provider of next-generation multi-channel customer interaction applications and infrastructure software for sales, service and support. Under the terms of the merger agreement, stockholders of Octane received approximately 0.5097 shares of E.piphany common stock for each share of Octane common stock they owned at the time the merger was consummated. In connection with this transaction, E.piphany acquired all of the outstanding shares of capital stock of Octane in exchange for 17,353,426 shares of E.piphany’s common stock. In addition, options and warrants of Octane were converted into options and warrants to purchase approximately 1,836,839 shares of E.piphany’s common stock. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Octane’s operations subsequent to May 31, 2000 have been included in E.piphany’s operating results. The total purchase price was approximately $2.7 billion, of which $25.0 million was allocated to in-process research and development and expensed upon closing of the acquisition as it had not reached technological feasibility and, in management’s opinion, had no alternative future use.

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

     The Acquisition of Certain Intellectual Property Assets of Radnet. On January 29, 2001, E.piphany acquired certain intellectual property assets of Radnet, Inc. from a secured creditor of Radnet. Under the terms of the asset purchase agreement, E.piphany issued 238,032 shares of common stock in exchange for the assets. The total purchase price was approximately $10.3 million. This transaction added to E.piphany’s strategic intellectual property and complemented its current product development plan. The purchased intellectual property assets are being amortized on a straight-line basis over a useful life of three years.

     The Moss Acquisition. On April 12, 2001, E.piphany acquired Moss Software, Inc. in a merger transaction. Moss Software was a provider of customer relationship management products that resolve sales automation challenges and better manage their sales cycles. Under the terms of the merger agreement, stockholders of Moss Software received approximately 0.0581 shares of E.piphany common stock for each share of Moss Software common stock held by them, which resulted in a total issuance of approximately 1,370,296 shares. In addition, E.piphany assumed all outstanding options to purchase Moss Software common stock, as adjusted to reflect the exchange ratio. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Moss Software’s operations subsequent to April 12, 2001 have been included in E.piphany’s operating results. The total purchase price was approximately $40.6 million. In connection with the assumption of all outstanding options, the Company recorded deferred compensation of approximately $1.0 million. The deferred compensation represents the difference between the fair value of the unvested options at the date of acquisition and the option exercise price at the date of the option grant, and will be amortized over the vesting period.

     The following table presents the unaudited pro forma results assuming that E.piphany had merged with Octane, eClass, iLeverage and RightPoint at the beginning of fiscal year 2000. The unaudited pro forma results of Moss and Radnet were excluded from the table because they did not have a material effect on the Company’s pro forma results of operations. Net loss has been adjusted to exclude the write-offs of acquired in-process research and development of approximately $47.0 million and includes amortization of purchased intangibles of approximately $1.1 billion for the year ended December 31, 2000. Net loss also includes $3.5 million of stock based compensation for the year ended December 31, 2000. This information may not necessarily be indicative of the future combined results of operations of E.piphany (in thousands, except per share amounts).

Year Ended December 31, 2000
Revenues	$138,734
Net loss	$(1,137,549)
Basic net loss per share	$(17.85)

     The following table details the net assets acquired in each of the Company’s purchase transactions for the three-year period ended December 31, 2002 (in thousands):

Entity	Consideration	Goodwill and Purchased Intangibles, including IPRD	Other Net Assets (Liabilities)
RightPoint	$496,763	$501,318	$(4,555)
iLeverage	29,037	29,143	(106)
eClass	50,314	48,620	1,694
Octane	2,710,393	2,705,946	4,447
Radnet	10,325	10,325	—
Moss	40,628	45,548	(4,920)

Goodwill and Purchased Intangibles

     Prior to the adoption of SFAS 142, the Company periodically assessed the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company also periodically assessed the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” (“APB 17”). As part of its review of its third quarter of 2001 financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions due to the existence of impairment indicators. The impairment indicators included, among others, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeded the Company’s market capitalization, and the overall decline in industry growth rates, which have negatively impacted the Company’s revenues and forecasted revenue growth rates, precipitating the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. The impairment assessment was performed with the assistance of a third-party valuation firm to determine whether an impairment existed. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their estimated fair market value. Fair market value was determined based on discounted future cash flows from the acquired entities that had separately identifiable cash flows. Prior to recording the impairment charge, the Company’s quarterly amortization expense was approximately $274.1 million compared to amortization expense of approximately $17.0 million in the quarter following the impairment charge.

     The following table summarizes the impairment charge by acquisition for the related goodwill and purchased intangibles (in thousands):

	Beginning Balance	Accumulated Amortization	Impairment Charge	Balance as of December 31, 2001
RightPoint	$479,642	$(283,842)	$(179,596)	$16,204
iLeverage	29,143	(13,762)	(15,381)	—
eClass	48,347	(21,882)	(24,657)	1,808
Octane	2,679,413	(1,201,154)	(1,421,433)	56,826
Radnet	10,325	(2,399)	(7,050)	876
Moss	45,548	(10,080)	(13,069)	22,399

	$3,292,418	$(1,533,119)	$(1,661,186)	$98,113

     Subsequent to the adoption of SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company adopted SFAS 142 as of January 1, 2002 and completed the transitional and annual impairment tests during the first and fourth quarters of 2002, respectively, which did not result in impairment charges. Goodwill and intangible assets with indefinite lives are shown as goodwill on the face of the balance sheet.

     The changes in the net carrying amount of goodwill are as follows (in thousands):

	Year ended December 31,
	2002	2001
Beginning balance	$81,783	2,448,240
Goodwill acquired during year	—	37,748
Adjustment of estimated liabilities related to acquisition	(284)	(1,624)
Goodwill amortization prior to the adoption of SFAS 142	—	(799,313)
Impairment charge	—	(1,603,268)

Ending balance	$81,499	$81,783

     The following table reconciles previously reported net loss and net loss per share for the three years ended December 31, 2002, prior to the adoption of SFAS 142, to the amounts adjusted for the exclusion of amortization of goodwill, to reflect what comparative results would have been in those years if the provisions of SFAS 142 had been applied to the three years ended December 31, 2002 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss	$(71,690)	$(2,609,435)	$(768,478)
Amortization of goodwill and assembled
workforce	—	799,313	668,077

Adjusted net loss	$(71,690)	$(1,810,122)	$(100,401)

Basic and diluted net loss per share	(1.00)	(38.25)	(13.71)
Amortization of goodwill and assembled
workforce per share	$0.00	$11.72	$11.92

Adjusted basic and diluted net loss per share	$(1.00)	$(26.53)	$(1.79)

     Subsequent to the adoption of SFAS 142, identifiable intangible assets with definite lives will continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when impairment indicators exist. These assets are shown as purchased intangibles on the face of the balance sheet, and are as follows (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance
Purchased technology	$17,652	$(12,165)	$5,487	$17,652	$(2,438)	$15,214
Customer list	1,332	(1,071)	261	1,332	(216)	1,116

Total purchased intangibles	$18,984	$(13,236)	$5,748	$18,984	$(2,654)	$16,330

(1) Gross carrying amount is presented net of the impairment charge discussed above and accumulated amortization as of the date of the impairment charge.

     E.piphany will continue to amortize purchased intangible assets of $5.7 million on a straight-line basis over their remaining useful lives. Estimated useful lives of purchased intangible assets are three years. The amortization of purchased technology has been reclassified to cost of revenues in all periods presented and was $9.7 million, $32.7 million and $25.7 million in the years ended December 31, 2002, 2001 and 2000, respectively. The amortization of customer list assets is recorded in operating expenses and was $0.9 million, $4.0 million and $3.3 million in the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense for the years ending December 31, 2003 and 2004 are $5.0 million and $0.7 million, respectively.

     Total expenses for the amortization and write-down of goodwill and other intangible assets were $10.6 million, $2.5 billion and $697.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Prior to the adoption of SFAS 142, the Company’s quarterly amortization expense included the amortization of goodwill and was approximately $17.0 million. This compares to amortization expense of approximately $2.6 million in the quarter following the adoption.

5. Restructuring

     In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. A detailed review was performed between the third quarter of 2001 and the second quarter of 2002 to improve the Company’s cost structure in light of market conditions. Under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity,” actions were deemed to be the commencement of separate restructuring plans in the quarter in which those actions could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 and was completed in the quarter ended March 31, 2002 (“Plan 1”). The second plan was initiated and completed during the quarter ended June 30, 2002 (“Plan 2”). Charges were recorded to restructuring expense as the costs associated with each plan could be reasonably estimated. These charges were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made subsequent adjustments to the initial restructuring charges recorded.

     During 2001, we recorded a charge of $43.0 million, of which $32.4 million reflects the initial restructuring charge for Plan 1 recorded in the third quarter of 2001 and $10.6 million related to changes in estimated costs associated with Plan 1. During 2002, we recorded a charge of $16.1 million, of which $1.4 million related to additional restructuring charges taken when the related liabilities could be reasonably estimated for Plan 1, $8.5 million was the initial restructuring charge for Plan 2 and $6.2 million related to changes in estimated costs recorded during 2001 and 2002. At December 31, 2002, we had an accrued liability of $32.9 million with respect to the restructuring charges.

     The following table summarizes the restructuring accrual for the year ended December 31, 2002 (in thousands):

	Severance and Related Charges	Impairment of property andequipment	Lease Costs	Total
Accrued balance at December 31, 2001	$58	$—	$32,350	$32,408
Charges accrued during 2002 - Plan 1	1,070	157	190	1,417
Charges accrued during 2002 - Plan 2	1,542	2,290	4,662	8,494
Adjustments to previous estimates - Plan 1	—	—	2,523	2,523
Adjustments to previous estimates - Plan 2	131	791	2,730	3,652
Cash payments - Plan 1	(914)	—	(8,967)	(9,881)
Cash payments - Plan 2	(1,647)	—	(568)	(2,215)
Non-cash activity - Plan 1	(214)	(157)	—	(371)
Non-cash activity - Plan 2	—	(3,081)	—	(3,081)

Accrued balance at December 31, 2002	$26	$—	$32,920	$32,946
Less: current portion	(26)	—	(8,180)	(8,206)

Restructuring costs, net of current portion	$—	$—	$24,740	$24,740

     Severance and related charges primarily result from involuntary termination benefits and related payroll taxes. The impairment of property and equipment primarily relates to leasehold improvements and other property and equipment impaired as a result of the abandonment of leased facilities and the reduction of headcount. Lease costs reflect remaining operating lease obligations and brokerage fees stated at actual costs reduced by estimated sublease income. The Company calculates the estimated costs of abandoning these leased facilities, including estimated sublease costs and income, with the assistance of market information trend analyses provided by commercial real estate brokerage firms retained by the Company.

Year ended December 31, 2001

     In the third quarter of 2001, the Company recorded a charge of $32.4 million consisting of $1.5 million of severance and related charges, $3.7 million for the impairment of property and equipment and $27.2 million of lease costs associated with Plan 1. The Company reduced the total number of employees by 116. Of these, 55 were engaged in professional services activities, 43 were engaged in sales and marketing activities, and 18 were engaged in general and administrative activities. The reduction included employees located in all geographies. Excess facilities were eliminated and lease costs were recorded related to the abandonment of leased facilities in or near Atlanta, Boston, Chicago, New York and San Mateo.

     During the fourth quarter of 2001, we recorded an adjustment of $10.6 million to reflect changes in estimated lease costs in or near Boston, Chicago and New York. These changes resulted from the reduction of sublease income due to the loss of sublease tenants and the continued deterioration of real estate markets in these areas.

Year ended December 31, 2002

     In the first quarter of 2002, the Company recorded a charge of $1.4 million consisting of $1.1 million of severance and related charges, $0.1 million for the impairment of property and equipment and $0.2 million of lease costs associated with Plan 1. The Company reduced the number of employees by 19. Of these, 13 were engaged in sales and marketing activities, four were engaged in professional services activities and two were engaged in general and administrative activities. The reduction consisted primarily of sales employees located in Asia, Australia and the United States. Included in severance and related charges is a non-cash charge of $0.2 million for the acceleration of vesting of certain stock options in connection with terminated employees.

     In the second quarter of 2002, the company initiated Plan 2 under which it recorded a charge of $8.5 million consisting of $1.5 million of severance and related charges, $2.3 million for the impairment of property and equipment and $4.7 million of lease costs. The Company reduced the number of employees by 91. Of these, 40 were engaged in sales and marketing activities, 21 were engaged in professional services activities, 20 were engaged in general and administrative activities and 10 were engaged in research and development activities. The reduction consisted of employees across all geographies. Lease costs were recorded related to the abandonment of leased facilities in the United States, Australia and the United Kingdom.

     During 2002, the Company recorded adjustments to previously recorded restructuring estimates totaling $6.2 million primarily to reflect changes in estimated lease costs related to the offices in or near Boston, New York, Chicago and the United Kingdom which resulted from continued deterioration of real estate markets in those locations.

     The accrued liability of $32.9 million at December 31, 2002 is net of $36.5 million of estimated sublease income. Of this total sublease income, $13.1 million represents future sublease income due under non-cancelable subleases and $23.4 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

     The remaining cash expenditures relating to workforce reductions are expected to be paid by the first quarter of 2003. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, will be paid over their respective lease terms through fiscal 2017.

6. Commitments and Contingencies

Lease Commitments

     E.piphany leases certain equipment and facilities under operating lease agreements, which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of December 31, 2002 were as follows (in thousands):

Year Ending December 31,	Lease Payments Due	Sublease Payments Receivable	Total, Net
2003	$14,857	$(3,310)	$11,547
2004	11,546	(1,943)	9,603
2005	8,980	(1,541)	7,439
2006	6,324	(988)	5,336
2007	6,363	(955)	5,408
2008 and thereafter	28,736	(4,335)	24,401

	$76,806	$(13,072)	$63,734

     The amounts shown above include operating lease commitments due under leases for abandoned facilities of $32.9 million which are accrued as restructuring costs as of December 31, 2002.

     Rent expense, excluding amounts charged to restructuring, was approximately $6.4 million, $10.3 million and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company received sublease income, excluding amounts included in restructuring charges, which reduced its rent expense by approximately $0.7 million, $0.4 million and $0, respectively.

Legal Proceedings

     As of the date hereof, there is no material litigation pending against us other than as disclosed in the paragraph below. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

     The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. The Company believes it has meritorious defenses to the claims against it and will defend itself vigorously.

     Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, E.piphany and several other public companies have been asked to provide information relevant to these proceedings. In response, we have provided information and are otherwise cooperating with these entities. Based on discussions with these entities, we do not believe that E.piphany or any of its directors and officers is the subject of any of these investigations.

Letters of Credit

     E.piphany has entered into several letters of credit with a bank which serve as collateral for the Company’s obligations to third parties for lease payments. These are secured by cash and cash equivalents and are included in restricted cash on the face of the balance sheet. Classification of restricted cash as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of expiration date on letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

The table below lists the Company’s outstanding letters of credit as of December 31, 2002 (in thousands):

Date Effective	Expiration Date	Amount Secured
5/17/2002	4/30/2003	$150
7/27/2001	7/26/2003	500
9/17/2001	10/31/2003	371
11/3/2000	11/2/2003	3,303
1/5/2001	1/4/2004	2,783
2/7/2001	2/6/2004	931
2/8/2001	2/7/2004	1,039

		$9,077

7. Preferred Stock

     E.piphany held a special meeting of stockholders on December 6, 2000, during which the stockholders of E.piphany approved an increase in the number of authorized shares of preferred stock, $0.0001 par value, from 5,000,000 to 25,000,000 shares.

8. Common Stock

     E.piphany held a special meeting of stockholders on December 6, 2000, during which the stockholders of E.piphany approved an increase in the number of authorized shares of common stock, $0.0001 par value, from 100,000,000 to 500,000,000 shares.

     In July 1998, E.piphany’s chief executive officer, Roger Siboni, purchased 2,400,000 shares of common stock under a restricted stock purchase agreement in exchange for a promissory note. Pursuant to the stock purchase agreement, E.piphany had a right to repurchase the common stock at the original purchase price upon the occurrence of certain events. The repurchase right expired during 2002.

     In addition, certain employees have exercised stock options that are not fully vested. All exercised but unvested stock options are subject to repurchase by E.piphany at the original exercise price if the employee’s employment is terminated prior to the time the stock options vest. As of December 31, 2002, 47,233 shares of common stock were subject to repurchase under stock option agreements with these employees.

     As of December 31, 2002, E.piphany had reserved the following shares of authorized but unissued common stock:

Stock options outstanding under the 1997 stock option plan	1,871,748
Stock options outstanding under the 1999 stock option plan	9,191,979
Stock options outstanding under the 2000 nonstatutory stock option plan	1,314,786
Stock options outstanding under plans assumed through acquisition	624,948
Stock options available for grant under the 1999 stock option plan	3,078,552
Stock options available for grant under the 2000 nonstatutory stock option plan	898,276
Stock reserved for issuance under the 1999 employee stock purchase plan	7,649,459
Warrants assumed through acquisition	5,366

Total shares reserved	24,635,114

Warrants

     As of December 31, 2002, the Company had warrants outstanding to purchase 5,366 shares of common stock. Of these, warrants to purchase 911 shares have an exercise price of $1.29 and expire on January 26, 2005 and warrants to purchase 4,455 shares have an exercise price of $15.71 and expire on July 25, 2005.

Stock-Based Compensation

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of December 31, 2002, deferred compensation remaining to be amortized totaled $0.1 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with FIN No. 28. Compensation expense is decreased in the period of forfeiture for any accrued but unvested compensation arising from the early termination of an option holder’s services.

     During the years ended December 31, 2002, 2001 and 2000, E.piphany recorded stock-based compensation of $53,000, $50,000 and $2.0 million, respectively, related to equity instruments issued to non-employees. Stock-based compensation related to stock options to purchase common stock that are issued to non-employees is determined based upon the fair value in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

1999 Employee Stock Purchase Plan

     On June 30, 1999, the Board of Directors approved the adoption of E.piphany’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 10,199,455 shares of common stock have been reserved for issuance under the Purchase Plan as of December 31, 2002. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan. As of December 31, 2002, 2,549,996 shares had been purchased and 7,649,459 shares are available for future issuance under the Purchase Plan.

Public Offerings

     In January 2000, E.piphany completed a follow-on public offering (the “Offering”) of 5,550,000 shares of common stock. E.piphany sold 2,990,796 shares of common stock and the selling stockholders sold 2,559,204 shares of common stock. In addition, the underwriters exercised their option to purchase 627,750 shares, of which 156,513 were from E.piphany and 471,237 were from selling stockholders, to cover over-allotments of shares. The net proceeds to the Company from the Offering totaled $356.1 million.

Stock Option Exchange Program

     On April 2, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six-month period. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase the Company’s common stock in return for its promise to grant new options on the grant date of November 5, 2001. A total of 4,687,353 options were granted at the fair market value of $6.44 per share on November 5, 2001 to those employees who had been continuously employed by the Company from the date they tendered their original options through November 5, 2001. The exchange program was not made available to the Company’s executive officers, directors, consultants, former employees or any of its employees who were residents of The Netherlands, Switzerland, Spain or Brazil or who were employed by subsidiaries located in those countries.

Stock Options

     In 1997, E.piphany adopted the 1997 Stock Plan (the “1997 Plan”) under which incentive stock options and nonstatutory stock options were granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are immediately exercisable, but shares so purchased vest over periods determined by the Board of Directors, generally four years. Upon termination of employment, unvested shares may be repurchased by E.piphany for the original purchase price. The Board of Directors determined that no further options would be granted under the 1997 Plan after the initial public offering. In addition to the shares authorized for the 1999 Plan, the 1997 Plan options authorized but not granted as of the IPO date were made available for grant under the 1999 Plan. Accordingly, no shares are available for grant under the 1997 Plan as of December 31, 2002.

     On June 30, 1999, the Board of Directors approved the adoption of E.piphany’s 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant to a vesting schedule determined by the Board of Directors, which is typically over a period of four years. A total of 12,621,374 shares of common stock have been reserved for issuance and 350,843 options have been exercised under the 1999 Plan. As of December 31, 2002, 3,078,552 shares were available for grant.

     On October 18, 2000, the Board of Directors approved the adoption of E.piphany’s 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). Under the Nonstatutory Plan, nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for nonstatutory stock options is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant to a vesting schedule determined by the Board of Directors. A total of 2,250,000 shares of common stock have been reserved for issuance and 36,938 options have been exercised under the Nonstatutory Plan. As of December 31, 2002, 898,276 shares were available for grant.

     Had compensation expense for stock option plans been determined consistent with SFAS No. 123, net losses would have increased by $60.7 million, $106.1 million, and $61.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	2.63%	4.39%	5.77%
Expected life of the option	4.5 years	4.5 years	4.5 years
Dividend yield	—%	—%	—%
Volatility	80%	130%	149%

     The following table summarizes the stock option plan activity under the stock option plans (in thousands, except per share amounts):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,263	$9.41	11,079	$38.10	4,754	$8.95
Granted	3,749	$6.33	11,677	$11.93	8,431	$49.89
Exercised	(667)	$4.02	(690)	$5.08	(1,174)	$3.03
Canceled	(3,342)	$9.59	(8,803)	$49.20	(932)	$40.10

Outstanding at end of period	13,003	$8.75	13,263	$9.41	11,079	$38.10

Vested and exercisable at end of period	6,413	$9.74	3,856	$10.12	1,278	$14.74

Weighted average fair value per share	$8.75		$9.41		$38.10

	Options Outstanding			Options Vested and Exercisable
December 31, 2002 Range of Exercise Prices	Number	Weighted Average Remaining Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 - $ 3.35	824	6.68	$1.81	670	$1.67
$3.37 - $3.50	1,471	9.77	3.50	59	3.50
$3.52 - $5.33	1,227	7.78	4.24	753	4.31
$5.53 - $6.44	3,672	8.86	6.42	2,339	6.44
$6.50 - $7.33	1,497	7.87	7.17	978	7.21
$7.45 - $9.01	261	8.45	8.28	105	8.28
$9.02 - $9.86	1,639	8.98	9.77	412	9.74
$9.90 - $14.10	1,503	8.23	10.72	395	11.77
$14.44 - $121.29	908	7.43	36.53	701	37.29
$162.33 - $162.33	1	7.18	162.33	1	162.33

$0.01 - $162.33	13,003	8.44	$8.75	6,413	$9.74

9. Income Taxes

     E.piphany accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Net operating loss carryforwards	$98,842	$73,730
Restructuring charge	18,557	17,188
Accruals and reserves	4,229	6,268
Plant and equipment depreciation	643	901
Startup and organization costs	143	298
Research and development credits	8,695	7,738
Capitalized research and development costs	3,919	—

Total deferred tax assets	135,028	106,123
Valuation allowance	(135,028)	(106,123)

Net deferred tax assets	$—	$—

     From inception through December 31, 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Due to uncertainties regarding realization of the assets based on the limited operating history of E.piphany, the lack of profitability to date, and the uncertainty of future profitability, E.piphany has recorded a valuation allowance equal to the total deferred tax assets of $135 million, and, therefore, has no net deferred tax assets.

     Included in the deferred tax assets of $135 million is $98.8 million, which is equal to the tax-effected amount of net operating loss carryforwards. As of December 31, 2002, E.piphany had net operating loss carryforwards of approximately $226.4 million and $106.7 million for federal and state tax purposes, respectively. The federal net operating loss and other credit carryforwards begin expiring, if not utilized, on various dates beginning in 2012. The state net operating loss and other carryforwards will expire, if not utilized, on various dates through 2012. In addition, E.piphany has net operating losses in certain foreign jurisdictions of approximately $45.5 million, which expire in various years. Approximately $18.6 million of the deferred tax asset relates to employee stock option deductions and, accordingly, will be credited directly to stockholders’ equity when realized and will not be available to reduce the provision for income taxes in future years.

     The deferred tax assets of $135 million at December 31, 2002 include approximately $25.0 million related to the acquisitions of RightPoint, Octane, eClass, iLeverage and Moss (including the tax effected amounts of net operating losses of $66.7 million and $38.8 million, federal and state respectively) which when realized, will be used to reduce the amount of any remaining goodwill that was originally recorded at the date of the acquisitions.

     Under current tax law, net operating loss and credit carryforwards available to offset future income in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interests.

     The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%	(6.0)%
Amortization of stock compensation	.4%	—	0.18%
Amortization of goodwill, in-process R&D, and other
intangibles	6.3%	38.03%	38.73%
Net operating loss not benefited and other	33.3%	1.97%	1.09%

	—%	—%	—%

     The Company’s pretax loss from operations for the years ended December 31, 2002, 2001 and 2000 consisted of the following components (in thousands):

	Years Ended December 31,
	2002	2001	2000
Domestic	$(57,158)	$(2,578,834)	$(758,925)
Foreign	(14,532)	(30,601)	(9,553)

Total pretax loss	$(71,690)	$(2,609,435)	$(768,478)

10. Related Party Transactions

     In connection with the employment of our chief executive officer, Roger Siboni, in 1998, the Company agreed to extend to Mr. Siboni credit in the form of two personal loans.

     First, in July 1998, the Company loaned $640,000 to Mr. Siboni, in order to purchase 2,400,000 shares of common stock at $0.26 2/3 per share. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum. As of December 31, 2002, the outstanding principal balance of this loan was $377,000 and accrued interest was $6,000. As of December 31, 2001, the outstanding principal balance of this loan was $446,000 and accrued interest was $129,000. This loan is secured by 1,245,661 shares of E.piphany common stock. Mr. Siboni has indicated, and the Company expects, that this loan will be repaid by August 31, 2004.

     Second, Mr. Siboni was offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the loan had been repaid in full. As of December 31, 2001, the outstanding balance including accrued interest was $160,000.

     In addition, Mr. Siboni was extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan bears interest at 5.6% per annum. As of December 31, 2002 and 2001, the outstanding balance including accrued interest was $43,000 and $197,000, respectively. Subsequent to December 31, 2002, this loan was repaid in full.

     Mr. Siboni is currently a member of the board of directors of two of E.piphany’s customers. Total revenues to E.piphany from these customers were $0.2 million, $0.4 million and $0.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. E.piphany had accounts receivable balances from these customers totaling $0.1 million and $0 for the years ended December 31, 2002 and 2001, respectively.

     In addition, four of E.piphany’s customers have board members or executive officers that are also on E.piphany’s board of directors. Total revenues to E.piphany from these customers were $1.0 million, $3.1 million and $0.4 million for the years ended December 31, 2002, 2001, and 2000 respectively. E.piphany had accounts receivable balances from these customers totaling $0.3 million and $0.5 million for the years ended December 31, 2002 and 2001, respectively.

11. 401(k) Plan

     In January 1999, E.piphany adopted a 401(k) plan (the “401(k)”). Participation in the 401(k) is available to all employees. Employees are eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant may elect to contribute an amount up to 50% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

12. Valuation and Qualifying Accounts

     The following table presents annual information related to the allowance for doubtful accounts for the three years ended December 31, 2002 (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Allowance for Doubtful Accounts	Balance at End of Period
Allowance for doubtful accounts Year ended December 31,
2002	$4,332	$403	$(2,227)	$2,508
2001	$4,750	$2,700	$(3,118)	$4,332
2000	$300	$4,450	$—	$4,750

13. Subsequent Event (Unaudited)

      On February 28, 2003, a purported securities class action lawsuit entitled Liu v. Credit Suisse First Boston et al., Civil Action Number 03-20459, was filed in the United States District Court for the Southern District of Florida. Among the 166 parties named as defendants are Credit Suisse First Boston and its personnel, issuers that completed IPOs underwritten by Credit Suisse First Boston, and certain directors and officers of these issuers, including E.piphany and two of its current officers. The complaint alleges that the defendants violated federal and state laws by, among other things, publishing false and misleading information regarding the issuers' projected financial performance and revenue potential and by incorrectly pricing issuers’ IPOs. The complaint relates generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York. The Company anticipates that this action will be transferred to the United States District Court for the Southern District of New York and coordinated with existing IPO-related litigation, discussed above. The Company believes that it has meritorious defenses to the claims against it and intends to defend the action vigorously.

14. Selected Quarterly Financial Data (Unaudited)

     The following table presents selected quarterly information for 2002 and 2001 (in thousands, except share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002:
Revenues	$22,146	$19,398	$19,795	$22,491
Gross profit	13,736	11,044	11,754	14,499
Net loss	(17,016)	(26,290)	(13,603)	(14,781)
Basic and diluted net loss per
share	$(0.24)	$(0.37)	$(0.19)	$(0.20)
2001:
Revenues	$39,097	$32,134	$29,189	$28,410
Gross profit	15,826	16,740	18,713	19,205
Net loss	$(295,395)	$(294,044)	$(1,983,153)	$(36,843)
Basic and diluted net loss per
share	$(4.48)	$(4.30)	$(28.68)	$(0.53)

     The following table reflects the impact of the adoption of EITF 01-14 on the Company’s quarterly revenues for 2001 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001:
Revenues (as originally presented)	38,077	31,098	28,506	28,007	125,688
Impact of EITF 01-14	1,020	1,036	683	403	3,142

Revenues (as currently presented)	39,097	32,134	29,189	28,410	128,830

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On May 14, 2002, we dismissed our independent accountants, Arthur Andersen LLP, or AA, and engaged the services of Ernst &Young LLP, or EY, as our new independent accountants for the current fiscal year ending December 31, 2002. The Audit Committee of our Board of Directors (the “Board”) recommended, and the Board approved, the dismissal of AA and the appointment of EY.

     The audit reports of AA on our consolidated financial statements as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2001, and the subsequent interim periods through May 14, 2002, we did not consult with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

     During the two fiscal years ended December 31, 2001, and the subsequent interim periods through May 14, 2002, there were no disagreements between us and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

     We provided AA with a copy of the foregoing disclosures and requested that AA furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of AA’s letter, dated May 15, 2002, was filed as Exhibit 16.1 to our current report on Form 8-K filed with the SEC on May 16, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information concerning our directors required by this Item is incorporated by reference to the information under the heading “Proposal No. 1 — Election of Directors” in our proxy statement.

     The information concerning our executive officers required by this Item is incorporated by reference to the information under the heading “Other Information — Executive Officers” in our proxy statement.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to information under the heading “Executive Compensation,” “Option Grants in Last Fiscal Year,” and “Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values” in our proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our proxy statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the information under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our proxy statement.

Item 14. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms related to E.piphany, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and, therefore, there were no corrective actions taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements.

     Our consolidated financial statements as set forth under Item 8 hereto are filed as part of this annual report on Form 10-K.

     (a)(2) Financial Statement Schedules.

     See Item 15 (d) below.

     (a)(3) Exhibits.

Number	Exhibit Title
3.1*	Restated Certificate of Incorporation of the Registrant.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3**	Amended and Restated Bylaws of the Registrant.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2***	1999 Stock Plan and form of agreements thereunder, as amended on September 28, 2001.
10.3**	1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended on October 15, 2001.
10.4*	1997 Stock Plan and form of agreements thereunder.
10.5*	Fourth Amended and Restated Investors’ Rights Agreement dated June 16, 1999.
10.6*	Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge Agreement and Joint Escrow Instructions dated July 1, 1998 between Roger S. Siboni and the Registrant.
10.7*	Promissory Note dated August 15, 1998 between Roger S. Siboni and the Registrant.
10.8****	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.
10.9*****	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.10******	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.11******	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.
10.12******	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.
10.13*******	iLeverage corporation 1997 Stock Plan and form of agreements thereunder.
10.14********	eClass Direct, Inc. 1998 Stock Option Plan and form of agreements thereunder.
10.15*********	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.16*********	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.
10.17***	Change of Control Severance Agreement dated January 25, 2002 between Roger S. Siboni and the Registrant
10.18***	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant
10.19***	Form Change of Control Agreement dated February 15, 2002 between the Registrant and each of Phillip Fernandez and Kevin Yeaman.
10.20	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Karen Richardson.
10.21	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Roger Siboni.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Statement Regarding Consent of Arthur Andersen LLP.
24.1	Power of Attorney (see page 64).
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 000-27183) filed with the Securities Exchange Commission on March 6, 2002.

****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 20, 2000.

*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission on October 23, 2000.

******	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.

*******	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.

********	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.

*********	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 26, 2001.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were made during the last quarter of the fiscal year ended December 31, 2002.

     (c) Exhibits.

     See Item 15(a)(3) above.

     (d) Financial Statement Schedules.

     Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 26th day of March 2003.

E.PIPHANY, INC. By: /s/ ROGER S. SIBONI —————————————— Roger S. Siboni President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Roger S. Siboni and Kevin J. Yeaman, his attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER S. SIBONI Roger S. Siboni	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ PAUL M. HAZEN Paul M. Hazen	Director	March 27, 2003

/s/ ROBERT L. JOSS Robert L. Joss	Director	March 27, 2003

/s/ SAM H. LEE Sam H. Lee	Director	March 27, 2003

/s/ DOUGLAS J. MACKENZIE Douglas J. Mackenzie	Director	March 27, 2003

/s/ JENNY J. MING Jenny J. Ming	Director	March 27, 2003

CERTIFICATIONS

I, Roger S. Siboni, certify that:

     1. I have reviewed this annual report on Form 10-K of E.piphany, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Roger S. Siboni —————————————— Roger S. Siboni Chief Executive Officer

I, Kevin J. Yeaman, certify that:

     1. I have reviewed this annual report on Form 10-K of E.piphany, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Kevin J. Yeaman —————————————— Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1*	Restated Certificate of Incorporation of the Registrant.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3**	Amended and Restated Bylaws of the Registrant.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2***	1999 Stock Plan and form of agreements thereunder, as amended on September 28, 2001.

10.3**	1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended on October 15, 2002.

10.4*	1997 Stock Plan and form of agreements thereunder.

10.5*	Fourth Amended and Restated Investors’ Rights Agreement dated June 16, 1999.

10.6*	Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge Agreement and Joint Escrow Instructions dated July 1, 1998 between Roger S. Siboni and the Registrant.

10.7*	Promissory Note dated August 15, 1998 between Roger S. Siboni and the Registrant.

10.8****	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.

10.9*****	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.

10.10******	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.

10.11******	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.

10.12******	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.

10.13*******	iLeverage corporation 1997 Stock Plan and form of agreements thereunder.

10.14********	eClass Direct, Inc. 1998 Stock Option Plan and form of agreements thereunder.

10.15*********	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.

10.16*********	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.

10.17***	Change of Control Severance Agreement dated January 25, 2002 between Roger S. Siboni and the Registrant

10.18***	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant

10.19***	Form Change of Control Agreement dated February 15, 2002 between the Registrant and each of Phillip Fernandez and Kevin Yeaman.

10.20	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Karen Richardson.

10.21	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Roger Siboni.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Statement Regarding Consent of Arthur Andersen LLP.

24.1	Power of Attorney (see page 64).

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

**	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 000-27183) filed with the Securities Exchange Commission on March 6, 2002.

****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 10, 2000.

*****	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) filed with the Securities and Exchange Commission on October 23, 2000.

******	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.

*******	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.

********	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.

*********	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 26, 2001.