Form 10-Q
period 2003-03-31
E PIPHANY INC
filed 2003-05-15
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number 000-26881

E.PIPHANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0443392
(State of incorporation)	(I.R.S. Employer Identification Number)

1900 South Norfolk Street, Suite 310
San Mateo, California 94403
 (Address of principal executive offices)

(650) 356-3800
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. YES |X| NO |_|

     The number of shares outstanding of the registrant's common stock, par value $0.0001 per share, as of April 30, 2003, was 73,592,647.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,573	$93,435
Short-term investments	34,210	69,279
Accounts receivable, net	9,017	6,852
Prepaid expenses and other assets	6,342	7,389
Short-term restricted cash	1,191	1,191

Total current assets	131,333	178,146
Long-term investments	152,756	115,068
Long-term restricted cash	7,987	7,984
Property and equipment, net	10,691	12,269
Goodwill, net	81,499	81,499
Purchased intangibles, net	3,768	5,748
Other assets	2,222	2,553

Total assets	$390,256	$403,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$89	$156
Accounts payable	930	2,417
Accrued compensation	9,197	9,064
Accrued other	7,594	8,280
Current portion of restructuring costs	8,518	8,206
Deferred revenue	20,368	20,526

Total current liabilities	46,696	48,649
Restructuring costs, net of current portion	24,025	24,740
Other long-term liabilities	518	496

Total liabilities	71,239	73,885

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,815,528	3,815,216
Stockholders’ notes receivable	(422)	(556)
Accumulated other comprehensive losses	360	296
Deferred compensation	(83)	(109)
Accumulated deficit	(3,496,373)	(3,485,472)

Total stockholders’ equity	319,017	329,382

	$390,256	$403,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Product license	$10,391	$10,911
Services	12,120	11,235

	22,511	22,146

Cost of revenues:
Product license	252	246
Services	7,564	8,164
Amortization of purchased technology	1,828	2,432

	9,644	10,842

Gross profit	12,867	11,304

Operating expenses:
Research and development	8,560	8,616
Sales and marketing	12,316	16,927
General and administrative	2,574	3,246
Restructuring charges	2,243	494
Amortization of purchased intangibles	152	216
Stock-based compensation	27	377

Total operating expenses	25,872	29,876

Loss from operations	(13,005)	(18,572)
Other income, net	2,104	1,556

Net loss	$(10,901)	$(17,016)

Basic and diluted net loss per share	$(0.15)	$(0.24)

Shares used in computing basic and diluted net loss per share	72,833	70,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,901)	$(17,016)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization	1,908	2,597
Provision for doubtful accounts	—	298
Stock-based compensation	27	377
Noncash restructuring costs	—	371
Amortization of purchased technology and purchased intangibles	1,980	2,648
Changes in operating assets and liabilities:
Accounts receivable	(2,165)	(2,853)
Prepaid expenses and other assets	1,378	187
Accounts payable	(1,487)	(1,297)
Accrued liabilities and compensation	(531)	(332)
Restructuring costs	(403)	(2,906)
Deferred revenue	(158)	465

Net cash used in operating activities	(10,352)	(17,461)

Cash flows from investing activities:
Purchases of property and equipment	(331)	(398)
Restricted cash	(3)	—
Acquisition related costs and changes in accruals	—	51
Proceeds from maturities of investments	46,841	14,699
Purchases of investments	(49,342)	(35,140)

Net cash used in investing activities	(2,835)	(20,788)

Cash flows from financing activities:
Principal payments on capital lease obligations	(67)	(153)
Repayments on notes receivable	134	—
Proceeds from sale of common stock, net of repurchases	312	2,116

Net cash provided by financing activities	379	1,963

Effect of foreign exchange rates on cash and cash equivalents	(54)	(138)

Net decrease in cash and cash equivalents	(12,862)	(36,424)
Cash and cash equivalents at beginning of period	93,435	192,378

Cash and cash equivalents at end of period	$80,573	$155,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2002 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany and its subsidiaries as of March 31, 2003, and the results of operations and cash flows for the quarter then ended. The results for the quarter ended March 31, 2003 are not necessarily indicative of the results expected for the full fiscal year.

     Certain amounts from prior year have been reclassified to conform to current year presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of March 31, 2003, the Company held 93% of the capital stock of its subsidiary, Nihon E.piphany, K.K. The Company maintains an ownership percentage of 100% for all other subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

      The condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported expenses during the reporting period. Actual results in these particular areas could differ from those estimates.

Foreign Currency Translation

      The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Currency transaction gains or losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Cash Equivalents, Short-Term Investments and Long-Term Investments

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company has classified its short-term and long-term investments as available-for-sale. Short-term investments generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than one year. Such investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value which are determined to be other-than-temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities. From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents. As of March 31, 2003, we had $9.2 million securing letters of credit, which are classified as restricted cash in the accompanying condensed consolidated balance sheet. Classification of restricted cash as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of expiration date on letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

Accounts Receivable and Deferred Revenue

     Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement and deferred professional services revenue is recognized as services are rendered or as other requirements requiring deferral are satisfied.

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

Fair Value of Financial Instruments

     The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade accounts receivable. Management believes the financial risks associated with these financial instruments are not significant. The Company invests its cash and investments in government agencies, U.S. treasuries, money market instruments, taxable municipal bonds and corporate debt rated A1/P1 or higher.

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses; historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the first quarter of 2003. However, one customer accounted for 12% of our revenues for the first quarter of 2002. In addition, one individual accounts receivable balance accounted for 15% of our total accounts receivable as of March 31, 2003. No individual customer accounts receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2002.

Impairment of Long-Lived Assets and Definite Lived Intangible Assets

     The Company evaluates long-lived assets and certain definite lived intangible assets, for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Revenue Recognition

     E.piphany recognizes revenue according to the following policies:

     Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer, assuming all other revenue recognition conditions are met. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor specific objective evidence for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting or implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and professional services revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts ” (“SOP 81-1”). The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenues have been recognized pursuant to SOP 81-1.

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

Warranties and Indemnification

     The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of March 31, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company did not provide for an infringement indemnification accrual as of March 31, 2003 or December 31, 2002 and has not deferred revenue recognition.

Stock-Based Compensation

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of the Company’s stock and the exercise price of the option on the date of grant, if any. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” (in thousands except per share amounts):

	Three months ended March 31,

	2003	2002

Net loss, as reported	$(10,901)	$(17,016)
Add: Stock-based employee compensation
expense included in reported net loss, net of tax
effects	27	591
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(10,406)	(17,412)

Pro forma net loss	$(21,280)	$(33,837)

Loss per share:
Basic and diluted—as reported	$(0.15)	$(0.24)
Basic and diluted—pro forma	$(0.29)	$(0.48)

3. Related Party Transactions

     In connection with the employment of our chief executive officer, Roger Siboni, in 1998, the Company agreed to extend to Mr. Siboni credit in the form of two personal loans.

     First, in July 1998, the Company loaned $640,000 to Mr. Siboni in order to purchase 2,400,000 shares of common stock at $0.26 2/3 per share. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum. As of March 31, 2003, the outstanding principal balance of this loan was $377,000 and accrued interest was $7,000. As of December 31, 2002, the outstanding principal balance of this loan was $377,000 and accrued interest was $6,000. This loan is secured by 1,245,661 shares of E.piphany common stock. Mr. Siboni has indicated, and the Company expects, that this loan will be repaid by August 31, 2004.

     Second, Mr. Siboni was offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the loan was repaid in full.

     In addition, Mr. Siboni was extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan bears interest at 5.6% per annum. As of December 31, 2002, the outstanding balance was $43,000. As of March 31, 2003, this loan was repaid in full.

     Mr. Siboni is currently a member of the board of directors of two of E.piphany’s customers. Total revenues to E.piphany from these customers were $0.1 million and $0.1 million for the quarters ended March 31, 2003 and 2002, respectively. E.piphany had accounts receivable balances from these customers totaling $0 and $0.1 million as of March 31, 2003 and December 31, 2002, respectively.

     In addition, three of E.piphany’s customers have board members or executive officers that are also on E.piphany’s board of directors. Total revenues to E.piphany from these customers were $0 and $0.7 million for the quarters ended March 31, 2003 and 2002, respectively. E.piphany had accounts receivable balances from these customers totaling $0.4 million and $0.3 million as of March 31, 2003 and December 31, 2002, respectively.

4. Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net loss	$(10,901)	$(17,016)

Basic and diluted:
Weighted average shares of common stock outstanding	72,868	71,190
Less: Weighted average shares subject to repurchase	(35)	(454)

Weighted average shares used in computing basic and
diluted net loss per common share	72,833	70,736

Basic and diluted net loss per common share	$(0.15)	$(0.24)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Options excluded due to the exercise price exceeding
the average fair market value of the Company’s
common stock during the period	9,621	4,830
Options for which the exercise price was less than the
average fair market value of the Company’s common
stock during the period that were excluded as
inclusion would decrease the Company’s net loss per
share	3,201	8,915
Common shares excluded resulting from common stock
subject to repurchase	35	454

Total common stock equivalents excluded from diluted
net loss per common share	12,857	14,199

5. Commitments and Contingencies

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

     Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, E.piphany and several other public companies have been asked to provide information relevant to these proceedings. In response, the Company has provided information and is otherwise cooperating with these entities. Based on discussions with these entities, the Company does not believe that it, or any of its directors and officers, is the target of any of these investigations.

6. Restructuring

     In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. A detailed review was performed between the third quarter of 2001 and the second quarter of 2002 to improve the Company’s cost structure in light of market conditions. Under Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” actions were deemed to be the commencement of two separate restructuring plans in the quarter in which those actions could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 and was completed in the quarter ended March 31, 2002 (“Plan 1”). The second plan was initiated and completed during the quarter ended June 30, 2002 (“Plan 2”). During the quarter ended March 31, 2003, the Company initiated a third restructuring plan to reduce direct sales and marketing costs in Japan, Australia, Asia and Latin America by transitioning these markets to an indirect sales model (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

     The following table summarizes the restructuring accrual as of March 31, 2003 (in thousands):

	Severance and	Impairment of
	Related	property and
	Charges	equipment	Lease Costs	Total

Accrued balance at December 31, 2000	$—	$—	$—	$—
Charges accrued during 2001 – Plan 1	1,532	3,714	27,190	32,436
Adjustments to previous estimates – Plan 1	1,060	670	8,805	10,535
Cash Payments – Plan 1	(2,109)	—	(3,645)	(5,754)
Non-cash activity – Plan 1	(425)	(4,384)	—	(4,809)

Accrued balance at December 31, 2001	$58	$—	$32,350	$32,408

Charges accrued during 2002 – Plan 1	1,070	157	190	1,417
Charges accrued during 2002 – Plan 2	1,542	2,290	4,662	8,494
Adjustments to previous estimates – Plan 1	—	—	2,523	2,523
Adjustments to previous estimates – Plan 2	131	791	2,730	3,652
Cash payments – Plan 1	(914)	—	(8,967)	(9,881)
Cash payments – Plan 2	(1,647)	—	(568)	(2,215)
Non-cash activity – Plan 1	(214)	(157)	—	(371)
Non-cash activity – Plan 2	—	(3,081)	—	(3,081)

Accrued balance at December 31, 2002	$26	$—	$32,920	$32,946

Charges accrued during the quarter – Plan 3	144	—	—	144
Adjustments to previous estimates – Plan 1	—	—	2,108	2,108
Adjustments to previous estimates – Plan 2	—	—	(9)	(9)
Cash payments – Plan 1	—	—	(1,978)	(1,978)
Cash payments – Plan 2	—	—	(596)	(596)
Cash payments – Plan 3	(72)	—	—	(72)

Accrued balance at March 31, 2003	$98	$—	$32,445	$32,543
Less: current portion	(98)	—	(8,420)	(8,518)

Restructuring costs, net of current portion	$—	$—	$24,025	$24,025

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

     In the second quarter of 2002, the Company initiated Plan 2 under which it recorded a charge of $8.5 million consisting of $1.5 million of severance and related charges, $2.3 million for the impairment of property and equipment and $4.7 million of lease costs. The Company reduced the number of employees by 91. Of these, 40 were engaged in sales and marketing activities, 21 were engaged in professional services activities, 20 were engaged in general and administrative activities and 10 were engaged in research and development activities. The reduction consisted of employees across all geographies. Lease costs were recorded related to the abandonment of leased facilities in Australia, the United Kingdom and the United States.

     During 2002, the Company recorded adjustments to previously recorded restructuring estimates totaling $6.2 million primarily to reflect changes in estimated lease costs related to the offices in or near Boston, New York, Chicago and the United Kingdom which resulted from continued deterioration of real estate markets in those locations.

Quarter ended March 31, 2003

     On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” As of December 31, 2002, a formal commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most exit and disposal costs. Instead, companies must record exit or disposal costs when they are incurred and can be measured at fair value, and must subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

     During the first quarter of 2003, in accordance with SFAS 146, the Company initiated Plan 3 which will result in the abandonment of leased facilities in Japan and Australia and will result in a reduction in the number of employees by 18. The Company estimates that total charges for this plan will be approximately $2.6 million reflecting $1.7 million in lease abandonment costs, $0.6 million in asset impairment charges relating primarily to leasehold improvements impaired as a result of the abandonment of leased facilities, and $0.3 million in severance and related charges. Of the total employee reduction, most have been engaged in sales and marketing activities in Japan, Australia and Latin America. The Company expects the majority of the restructuring activities under Plan 3 to be completed by June 30, 2003 and the majority of the charges under Plan 3 to be recorded in the second quarter of 2003.

     For the quarter ended March 31, 2003, the Company recorded a charge of $0.1 million for severance and related charges associated with Plan 3. In addition, the Company recorded adjustments to previously recorded restructuring estimates for Plans 1 and 2 totaling $2.1 million primarily to reflect changes in estimated lease costs related to the offices in Boston which resulted from continued deterioration of the real estate market.

     The accrued liability of $32.5 million at March 31, 2003 is net of $34.2 million of estimated sublease income. Of this total sublease income, $12.7 million represents future sublease income due under non-cancelable subleases and $21.5 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities.

     The remaining cash expenditures relating to workforce reductions are expected to be paid by June 30, 2003. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, will be paid over their respective lease terms through fiscal 2017.

7. Segment Information

      E.piphany is organized and operates as one business segment, which manages the design, development, marketing and sale of software products and related services. The Company distributes its products in the United States and in foreign countries through direct sales personnel and indirect channel partners.

      Revenue by geographic region is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues:
United States	$15,335	$17,296
United Kingdom	2,718	1,758
Rest of World	4,458	3,092

Total	$22,511	$22,146

8. Goodwill and Purchased Intangible Assets

   In the first quarter of 2002, the Company adopted SFAS 142. SFAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company completed a transitional and an annual impairment test during the first and fourth quarters of 2002 which did not result in an impairment charge. The Company plans to complete an annual impairment test during the fourth quarter of 2003 or earlier if impairment indicators arise. Definite lived intangible assets will continue to be amortized over their estimated useful lives.

   Information regarding the Company’s definite lived intangible assets is as follows (in thousands):

	March 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount (1)	Amortization	Balance	Amount (1)	Amortization	Balance

Purchased technology	$17,652	$(13,993)	$3,659	$17,652	$(12,165)	$5,487
Customer list	1,332	(1,223)	109	1,332	(1,071)	261

Total	$18,984	$(15,216)	$3,768	$18,984	$(13,236)	$5,748

(1) Gross carrying amount is presented net of an impairment charge, taken as of September 30, 2001 and accumulated amortization as of that date.

     E.piphany will continue to amortize other intangible assets of $3.8 million on a straight-line basis over their remaining useful lives. Amortization of other intangible assets for the quarters ended March 31, 2003 and 2002 was $2.0 million and $2.6 million, respectively. Amortization related to these intangibles is expected to be $3.1 million for the remaining three quarters of 2003 and $0.7 million for fiscal year 2004.

9. Other Income, Net

       Other income, net consists primarily of interest income from investments. For the quarter ended March 31, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed by Octane Software, Inc. in October 1999.

10. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) plus all other non-owner changes in equity. The components of comprehensive losses are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(10,901)	$(17,016)
Unrealized gain (loss) on investments	118	(243)
Foreign currency translation adjustment	(54)	(138)

Comprehensive losses	$(10,837)	$(17,397)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of expenses or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including the timing and execution of restructuring plans; any statements concerning proposed new products, services, developments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in this quarterly report and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

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

     During 2001 and 2002, the worldwide economy weakened and a slowdown in technology spending by businesses occurred. As a result, our revenues declined from $131 million in 2000 to $129 million in 2001 and to $84 million in 2002. During this period of economic slowdown, we have initiated restructuring plans to reduce our workforce and consolidate our operating facilities. We also reviewed the impact of the change in market conditions on the carrying value of our goodwill and intangible assets. We determined that these assets were impaired and wrote down their fair value by record ing a non-cash charge of $1.7 billion in September 2001. Net losses for the years ended December 31, 2000, 2001 and 2002 were $768 million, $2.6 billion and $78 million, respectively. The net losses in 2000 and 2001 were primarily a result of non-cash impairment and amortization of goodwill and purchased intangibles of $697 million and $2.5 billion, respectively.

     For the first quarter of 2003, revenues were $22.5 million and were comparable to revenues recorded for the fourth quarter of 2002. The net loss for the first quarter of 2003 declined to $10.9 million from $14.8 million for the fourth quarter of 2002 due primarily to the decrease in both restructuring costs and in amortization of purchased technology and purchased intangibles.

     During the first quarter of 2003, we initiated a restructuring plan to reduce direct sales and marketing costs in Japan, Australia, Asia and Latin America by transitioning these markets to an indirect sales channel model. This plan will result in the abandonment of leased facilities in Japan and Australia and will reduce the number of employees by 18. We estimate that total charges for this plan will be approximately $2.6 million and will consist of $1.7 million in lease abandonment costs, $0.6 million in asset impairment charges relating primarily to leasehold improvements impaired as a result of the abandonment of leased facilities, and $0.3 million in severance and related charges. Of the total employee reduction, most are engaged in sales and marketing activities in Japan, Australia and Latin America. We expect the plan to be completed by June 30, 2003 and the majority of the charges to be recorded in the quarter ended June 30, 2003. As a result of the plan, quarterly operating expenses are expected to decrease by approximately $1.8 million with the majority of the savings reflected in our sales and marketing expenses beginning in the third quarter of 2003.

     As of March 31, 2003, we had licensed our software to approximately 460 customers and had a total of $277 million in cash and investments, including $9 million of restricted cash.

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, consulting, maintenance and training services. Through March 31, 2003, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available either on compact disc or electronically.

     Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Braxton (formerly Deloitte Consulting) or IBM. Alternatively, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third-party consulting organizations.

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

Revenue Recognition

     Our revenue recognition policy is significant because it determines if, and when, we can record revenue from the sale of software licenses and related services. We follow detailed guidelines discussed below and in Note 2 of Notes to Condensed Consolidated Financial Statements. We recognize revenue in accordance with generally accepted accounting principles, which have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

     We do not record revenue on sales transactions when collectibility is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

     To date, when we have been primarily responsible for the implementation of the software on an arrangement, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. From the first quarter of 2001 through the second quarter of 2002, third-party consulting organizations were primarily responsible for the implementation services for the majority of E.piphany’s license arrangements. Since the second quarter of 2002, E.piphany has increasingly been responsible for implementation services, and therefore, we expect that the proportion of license revenue recognized under the percentage of completion method will increase for the year ended December 31, 2003 compared to the year ended December 31, 2002. Approximately 28% of license revenue was recognized under SOP 81-1 during the quarter ended March 31, 2003, compared to 6% and 19% for the first quarter of 2002 and fiscal year 2002, respectively.

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

Allowances for Doubtful Accounts

     A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would result in additional general and administrative expense in the period such determination is made.

Acquisitions, Goodwill and Purchased Intangible Assets

     We record goodwill and purchased intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount is classified as goodwill. Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill is not amortized to expense but is periodically assessed for impairment. The allocation of the acquisition cost to purchased intangible assets , in-process research and development and goodwill, therefore, has a significant impact on our operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

     We perform impairment tests annually or when impairment indicators are identified with respect to previously recorded intangible assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write downs of goodwill and purchased intangible assets. We performed transitional and annual impairment tests on January 1, 2002 and on December 31, 2002 and determined that no impairments existed at those times.

Restructuring Charges

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges , primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $32.5 million at March 31, 2003 is net of $34.2 million of estimated sublease income. Of this total sublease income, $12.7 million represents future sublease income due under non-cancelable subleases and $21.5 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

Results of Operations

Revenues

     The following table sets forth the Company’s revenues for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

Revenues:
Product license	$10,391	46%	$10,911	49%
Services	12,120	54%	11,235	51%

	$22,511	100%	$22,146	100%

     Total revenues increased slightly to $22.5 million for the quarter ended March 31, 2003, from $22.1 million for the quarter ended March 31, 2002. The increase was a result of an increase of $0.9 million in services revenues offset, in part, by a decrease of $0.5 million in license revenues.

     Product license revenues decreased to $10.4 million, or 46% of total revenue, for the quarter ended March 31, 2003 from $10.9 million, or 49% of total revenue, for the quarter ended March 31, 2002. This decrease in product license revenues was primarily due to fewer sales of our product licenses resulting from the continued economic slowdown and weakness in information technology spending, partially offset by an increase in revenue from licenses sold in previous periods that are being recognized under SOP 81-1.

     Services revenues increased to $12.1 million, or 54% of total revenues, for the quarter ended March 31, 2003 from $11.2 million, or 51% of revenues, for the quarter ended March 31, 2002. The increase was due primarily to an increase in maintenance revenue attributable to maintenance contracts sold with new licenses in addition to a high rate of maintenance agreement renewals by our existing install base.

Cost of Revenues

     The following table sets forth the Company’s cost of revenues for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002
Cost of revenues:
Product license	$252	1%	$246	1%
Services	7,564	34%	8,164	37%
Amortization of purchased technology	1,828	8%	2,432	11%

Total cost of revenues	$9,644	43%	$10,842	49%

Gross profit	$12,867	57%	$11,304	51%

    Total cost of revenues decreased to $9.6 million for the quarter ended March 31, 2003 as compared to $10.8 million for the quarter ended March 31, 2002. Cost of revenues include the cost of license revenues, the cost of services revenues and the amortization of purchased technology.

     Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date.

     Cost of services revenues consists primarily of personnel and related costs of providing professional, maintenance and training services. Cost of services revenues decreased to $7.6 million, or 62% of services revenues, for the quarter ended March 31, 2003 from $8.2 million, or 73% of services revenues, for the quarter ended March 31, 2002. The decrease was the result of a reduction in the number of internal professional services employees and the related overhead and facilities costs , offset, in part, by an increase in the rise of services subcontracted from third parties. The decrease in cost of services as a percentage of revenue is primarily due to a higher proportion of maintenance revenue, which has more favorable margins than professional services and training revenue, as well as a reduction of the number of services employees to 135 at March 31, 2003 from 166 at March 31, 2002. Of the total reduction in the number of services employees during the past year, 21 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

     Amortization of purchased technology decreased to $1.8 million for the quarter ended March 31, 2003 from $2.4 million for the quarter ended March 31, 2002 primarily due to the purchased technology assets of Rightpoint which were fully amortized as of December 31, 2002. Purchased technology assets of $3.7 million are included in purchased intangibles on our Condensed Consolidated Balance Sheet and are being amortized on a straight-line basis over their remaining useful lives. Amortization of purchased technology is expected to be a total of $3.0 million for the remaining three quarters of 2003 and $0.7 million for 2004.

Operating Expenses

Research and Development

     The following table sets forth the Company’s research and development expenses for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

Research and development	$8,560	38%	$8,616	39%

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses remained consistent at $8.6 million for the first quarter of 2003 as compared to the first quarter of 2002. Research and development expenses as a percentage of total revenues decreased slightly to 38% for the first quarter of 2003 from 39% for the first quarter of 2002 due to the increase in total revenues from the prior year. The number of research and development employees decreased to 168 at March 31, 2003 from 178 at March 31, 2002. This decrease was due to the restructuring of our operations. The decrease in costs resulting from restructuring was offset by an increase in consulting fees associated with international development efforts. We believe that investments in product development are essential to our future success, and these expenses may increase in the future.

Sales and Marketing

     The following table sets forth the Company’s sales and marketing expenses for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

Sales and marketing	$12,316	55%	$16,927	76%

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $12.3 million for the first quarter of 2003 from $16.9 million for the first quarter of 2002. Sales and marketing expenses as a percentage of total revenues decreased to 55% for the first quarter of 2003 from 76% for the first quarter of 2002. The decrease was primarily due to a reduction in the number of sales and marketing employees to 148 at March 31, 2003 from 231 at March 31, 2002. Of the total reduction, 40 related to the restructuring of our operations and the remainder related to voluntary and other terminations. The decrease was also due to lower overhead and facilities costs as a result of our restructuring plans and lower spending on sales and marketing programs.

General and Administrative

     The following table sets forth the Company’s general and administrative expenses for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

General and administrative	$2,574	11%	$3,246	15%

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $2.6 million for the first quarter of 2003 from $3.2 million for the first quarter of 2002. General and administrative expenses as a percentage of total revenues decreased to 11% for the first quarter of 2003 from 15% for the first quarter of 2002. The decrease in general and administrative expenses was primarily due to the reduction in spending on external professional services such as legal, tax and temporary services as well as a reduction in the number of general and administrative employees to 62 at March 31, 2003 from 87 at March 31, 2002. Of this reduction, 20 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

Restructuring Charges

     The following table sets forth the Company’s restructuring charges for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

Restructuring charges	$2,243	10%	$494	2%

     In the quarter ended September 30, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. A detailed review was performed between the third quarter of 2001 and the second quarter of 2002 to improve our cost structure in light of market conditions. Under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” actions were deemed to be the commencement of separate restructuring plans in the quarter in which those actions could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 and was completed in the quarter ended March 31, 2002 (“Plan 1”). The second plan was initiated and completed during the quarter ended June 30, 2002 (“Plan 2”). In accordance with EITF No. 94-3, charges were recorded to restructuring expense as the costs associated with each plan could be reasonably estimated. These charges were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made subsequent adjustments to the initial restructuring charges recorded.

     During the current quarter, we initiated a restructuring plan to reduce direct sales and marketing costs in Japan, Australia, Asia and Latin America by transitioning these markets to an indirect sales model (“Plan 3”). This plan will result in the abandonment of leased facilities in Japan and Australia and will reduce the number of employees by 18. We estimate that total charges for this plan will be approximately $2.6 million and will consist of $1.7 million in lease abandonment costs, $0.6 million in asset impairment charges relating primarily to leasehold improvements impaired as a result of the abandonment of leased facilities, and $0.3 million in severance and related charges. Of the total employee reduction, most are engaged in sales and marketing activities located in Japan, Australia and Latin America. We expect the restructuring activities under Plan 3 to be completed by June 30, 2003 and the majority of the charges to be recorded in the quarter ended June 30, 2003.

     Restructuring charges increased to $2.2 million for the quarter ended March 31, 2003 as compared to $0.5 million for the quarter ended March 31, 2002. In the first quarter of 2003, we initiated Plan 3 under which we recorded a charge of $0.1 million for severance and related charges. In addition, we recorded adjustments to previously recorded restructuring estimates totaling $2.1 million primarily to reflect changes in estimated lease costs related to the offices in Boston which resulted from continued deterioration of the real estate market. Restructuring charges for the first quarter of 2002 consisted of $1.4 million in charges associated with Plan 1 and primarily reflected severance and related charges. These charges were offset by a decrease in estimated lease termination fees of $0.9 million primarily related to our Chicago office.

Stock-Based Compensation

     The following table sets forth the Company’s stock-based compensation expenses for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

Stock-based compensation	$27	—	$377	2%

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of March 31, 2003, deferred compensation remaining to be amortized totaled $0.1 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

     We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of the Company’s stock and the exercise price of the option on the date of grant, if any. Had we recognized stock-based compensation expense under SFAS 123, our stock-based compensation expense would have been $10.4 million and $17.4 million for the quarters ended March 31, 2003 and 2002, respectively.

     The accounting profession and regulatory agencies continue to consider whether companies will be required to record an expense for stock options granted with an exercise price equal to the fair market value of their stock on the date of grant, as well as the methodology under which the amount of such expense will be determined. We believe that the use of equity compensation is important to our ability to attract and retain a sufficient number of qualified personnel and expect to continue to grant meaningful equity compensation to our employees in the future.

Other Income, Net

     The following table sets forth the Company’s other income, net for the quarters ended March 31, 2003 and March 31, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended March 31,

	2003		2002

Other income, net	$2,104	9%	$1,556	7%

     Other income, net consists primarily of interest income from investments. For the quarter ended March 31, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed by Octane Software, Inc. in October 1999.

Liquidity and Capital Resources

     As of March 31, 2003, our primary sources of liquidity consisted of $114.8 million in cash, cash equivalents and short-term investments and $152.7 million in long-term investments for a total of $267.5 million in cash and investments.

     Net cash used in operating activities totaled $10.4 million and $17.5 million for the quarters ended March 31, 2003 and 2002, respectively. Cash used in operating activities for each period was primarily the result of net losses in those periods, less non-cash charges for amortization of purchased technology and intangibles and depreciation and stock-based compensation. Cash used in operating activities for each period was also a result of an increase in accounts receivable and decreases in accrued restructuring costs, accounts payable and accrued liabilities. Cash used in operating activities for the quarter ended March 31, 2003 was offset, in part, by cash provided by the decrease in prepaid expenses and other assets.

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

     Net cash used in investing activities totaled $2.8 million and $20.8 million for the quarters ended March 31, 2003 and 2002, respectively. Cash used in investing activities for these periods resulted primarily from the purchases of investments, net of sales of investments. Net investments purchased are primarily comprised of investment grade securities such as government notes and bonds with maturities which do not exceed 24 months. To a lesser extent, cash used from investing activities resulted from the purchase of property and equipment.

     Net cash provided by financing activities totaled $0.4 million and $2.0 million for the quarters ended March 31, 2003 and 2002, respectively. Cash provided by financing activities for each period resulted primarily from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of March 31, 2003, we had $9.2 million of restricted cash, $1.2 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $8.0 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from March 31, 2003.

     We lease certain equipment and our facilities under capital and operating lease agreements, which expire at various dates through 2017. In addition, we receive sublease income from noncancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of March 31, 2003 were as follows (in thousands):

			Sublease
	Capital	Operating	Income	Total,
Year Ending December 31,	Leases Due	Leases Due	Receivable	Net

2003	$89	$11,076	$(2,472)	$8,693
2004	—	11,578	(2,086)	9,492
2005	—	9,006	(1,633)	7,373
2006	—	6,328	(1,056)	5,272
2007	—	6,345	(1,025)	5,320
2008 and thereafter	—	28,586	(4,415)	24,171

	$89	$72,919	$(12,687)	$60,321

     Net operating lease commitments shown above include $32.5 million of operating lease commitments under leases for abandoned facilities, which are recorded as restructuring costs in the accompanying balance sheet as of March 31, 2003. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

RISK FACTORS

     An investment in our common stock is very risky. You should carefully consider the risks discussed below, together with all of the other information included in this Quarterly Report on Form 10-Q and our other public filings before buying or selling our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, expect losses in the future and may not ever become profitable.

     We incurred net losses of $10.9 million for the quarter ended March 31, 2003, $71.7 million for the year ended December 31, 2002, $2.6 billion for the year ended December 31, 2001 and $768.5 million for the year ended December 31, 2000. We had an accumulated deficit of $3.5 billion as of March 31, 2003. We expect to continue to incur losses in the foreseeable future. These losses may be substantial and we may never become profitable. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices of our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management software, enterprise resources planning software and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP AG, SAS Institute, Siebel Systems and Unica.

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

     Our competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. This may increase the ability of their products and reduce or eliminate the need for our software products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, partners or other parties with whom we have relationships, thereby limiting our ability to sell through these channels, reducing the promotion of our products and limiting the number of personnel available to implement our software.

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

  varying size, timing and contractual terms of orders for our products and services, our ability to timely complete our service obligations related to product sales, changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue, customers’ decisions to defer or cancel orders or implementations, particularly large orders or implementations, from one quarter to the next, changes in demand for our software or for enterprise software generally, reductions in the rate at which opportunities in our pipeline convert into binding license agreements, announcements or introductions of new products by us or our competitors, software defects and other product quality problems,
  our ability to integrate acquisitions,
  our ability to release new, competitive products on a timely basis, any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation services when our own capacity is constrained, restructuring and other non-recurring costs, including severance and lease abandonment costs, changes in accounting, legal and regulatory requirements, and our ability to hire, train and retain qualified engineering, consulting, training, sales and other personnel.

Our financial results for a particular quarter may be materially adversely affected by the delay or cancellation of large transactions.

     Although no single customer accounted for more than 10% of total revenues for the quarter ended March 31, 2003 or for the year ended December 31, 2002, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into an anticipated large transaction, or delays the transaction beyond the end of the quarter, our financial results may be materially adversely affected.

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

  expend significant resources to locate, correct or work around the error, delay introduction of new products or commercial shipment of products, or experience reduced sales and harm to our reputation from dissatisfied customers.

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

  divert the attention of our management and key personnel from our business, be expensive to defend, and
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

  unexpected changes in regulatory requirements, taxes, trade laws and tariffs, differing intellectual property rights,
  differing labor regulations,
  changes in a specific country’s or region’s political or economic conditions, greater difficulty in managing foreign operations,
  the complexity and cost of developing and maintaining international versions of our products, and fluctuating exchange rates.

     Our international operations require a significant amount of attention from our management and substantial financial resources. As of March 31, 2003, we had 103 emp loyees located in Asia, Australia, Canada, Europe and Latin America.

Our service revenues have a substantially lower margin than our product license revenues, and a decrease in license revenues relative to service revenues could harm our gross margins.

     Our service revenues, which includes fees for professional, maintenance and training services, were 54% of our revenues for the quarter ended March 31, 2003, 60% of our revenues for the year ended December 31, 2002, 45% of our revenues for the year ended December 31, 2001 and 44% of our revenues for the year ended December 31, 2000. Our service revenues have substantially lower gross margins than our license revenues. Our cost of service revenues as a percentage of our service revenues for the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000 was 63%, 98% and 101%, respectively. A decrease in license revenues relative to service revenues could adversely affect our overall gross margins.

     Service revenues as a percentage of total revenues and cost of service revenues as a percentage of total service revenues have varied significantly from quarter to quarter. The amount and profitability of services can depend in large part on:

  the number of licenses sold,
  the extent to which customers obtain services directly from us rather than from third party consulting organizations, the nature of the products licensed,
  the complexity of the customers’ information technology environment, the resources allocated by customers to their implementation projects, the extent to which customers desire to customize our products, the scope of licensed rights, and

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

  the complex nature of our products,
  our need to educate potential customers about the uses and benefits of our products, the purchase of our products requires a significant investment of resources by a customer, our customers have budget cycles which affect the timing of purchases, uncertainty regarding future economic conditions,
  many of our potential customers require competitive evaluation and internal approval before purchasing our products, potential customers delay purchases due to announcements or planned introductions of new products by us or our competitors, and many of our potential customers are large organizations, which may require a long time to make decisions.

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

  not understand or see the benefits of using these products, not achieve favorable results using these products,
  experience technical difficulty in implementing or using these products, use alternative methods to solve the same or similar business problems, or attribute less priority to customer relationship management products relative to other enterprise software products and services.

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

  introduce new and improved customer relationship management software products, improve the effectiveness and performance of our software, particularly in implementations involving very large databases and large numbers of simultaneous users, enhance the flexibility and configurability of our software to enable our customers to better address their needs at a lower cost of deployment and maintenance, enhance our software’s ease of use and administration,
  develop software for vertical markets,
  make available international versions of our software,
  improve our software’s ability to extract data from existing software systems, and adapt to rapidly changing computer operating system and database standards and Internet technology.

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

  properly evaluate the business, personnel and technology of the company to be acquired, accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses, integrate and retain personnel,
  combine potentially different corporate cultures,
  effectively integrate products, research and development, sales, marketing and support operations, and maintain focus on our day-to-day operations.

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

Privacy and security concerns, particularly relate d to the use of our software, may limit the effectiveness of, and reduce the demand for, our products.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of March 31, 2003, we had international operations in Asia, Australia, Europe and Latin America and conduct transactions in the local currency of each location. To date, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our financial statements has therefore not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

     As of March 31, 2003, we held $89.8 million in cash, cash equivalents and restricted cash consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $0.9 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

     As of March 31, 2003, we held $187.0 million in short-term investments and long-term investments, each of which consisted of taxable fixed income securities having original maturity dates between three months and two years. A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.9 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $2.3 million.

     As of March 31, 2003, we did not have any debt outstanding other than capital lease obligations.

     The following summarizes our short-term and long-term investments and the weighted average yields of each category of such investments as of March 31, 2003 (in thousands, except interest rates):

	Expected Maturity Dates
	2003	2004	2005	2006	2007	Thereafter	Total

Corporate bonds	$23,085	$22,175	$4,730	$—	$—	$—	$49,991
Weighted average yield	2.26%	2.05%	2.03%	—	—		2.15%

Government notes/bonds(1)	$8,016	$101,533	27,427	—	—		$136,975

Weighted average yield	1.59%	2.20%	2.01%	—	—		2.13%

Total investment securities	$31,101	$123,708	$32,157	$—	$—	$—	$186,966

(1) Government notes/bonds consists primarily of government agency notes and includes, to a lesser extent, taxable municipal bonds.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rules 13a -14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective and timely.

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

     E.piphany, two of our current officers, one of our former officers and three underwriters in our initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of our common stock were sold in our IPO contained certain false and misleading statements regarding the practices of our underwriters with respect to their allocation of shares of common stock in our IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-IPO stock price to be artificially inflated. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all of the underwriter defendants and the majority of issuer defendants including E.piphany. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. We believe we have meritorious defenses to the claims against us and will defend ourselves vigorously.

     On February 28, 2003, a purported securities class action lawsuit entitled Liu v. Credit Suisse First Boston et al., Civil Action Number 03-20459, was filed in the United States District Court for the Southern District of Florida. Among the 166 parties named as defendants are Credit Suisse First Boston and its personnel, issuers that completed IPOs underwritten by Credit Suisse First Boston, and certain directors and officers of these issuers, including E.piphany and two of its current officers. The complaint alleges that the defendants violated federal and state laws by, among other things, publishing false and misleading information regarding the issuers’ projected financial performance and revenue potential and by incorrectly pricing issuers’ IPOs. The complaint relates generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York. We anticipate that this action will be transferred to the United States District Court for the Southern District of New York and coordinated with existing IPO-related litigation, discussed above. We believe that we have meritorious defenses to the claims against us and intend to defend the action vigorously.

     Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, E.piphany and several other public companies have been asked to provide information relevant to these proceedings. In response, we have provided information and are otherwise cooperating with these entities. Based on discussions with these entities, we do not believe that E.piphany or any of its directors and officers is the target of any of these investigations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

See Exhibit Index attached hereto.

	(b)	Reports on Form 8-K

.		None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE:	May ___, 2003	SIGNATURE:	/s/ Roger S. Siboni

Roger S. Siboni
President, Chief Executive
Officer and Chairman of the Board

DATE:	May ___, 2003	SIGNATURE:	/s/ Kevin J. Yeaman

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

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May ___, 2003

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

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining dis closure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May ___, 2003

/s/ Kevin J. Yeaman

Kevin J. Yeaman
Chief Financial Officer

EXHIBIT INDEX

Number		Exhibit Title

3.1	*	Restated Certificate of Incorporation of the Registrant, as amended on December 18, 2000
3.2	**	Restated Bylaws of the Registrant.
4.1	***	Form of Stock Certificate.
99.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.

**	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

Exhibit 99.1

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

I, Roger S. Siboni, hereby certify, pursuant to Section 1350 of Chapter 63 of title 18, United States Code, that:

1.	The quarterly report on Form 10-Q to which this statement is an exhibit fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in such quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of E.piphany, Inc.

May ___, 2003

/s/ Roger S. Siboni

Roger S. Siboni
Chief Executive Officer

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

I, Kevin J. Yeaman, hereby certify, pursuant to Section 1350 of Chapter 63 of title 18, United States Code, that:

1.	The quarterly report on Form 10-Q to which this statement is an exhibit fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in such quarterly report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of E.piphany, Inc.

May ___, 2003

/s/ Kevin J. Yeaman

Kevin J. Yeaman
Chief Financial Officer