Form 10-Q
period 2003-06-30
E PIPHANY INC
filed 2003-08-13
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 000-26881

E.PIPHANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0443392

(State of incorporation)	(I.R.S. Employer Identification Number)

1900 South Norfolk Street, Suite 310
San Mateo, California 94403
(Address of principal executive offices)

(650) 356-3800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|  NO |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |X|  NO |_|

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2003, was 73,714,019.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets —
	As of June 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations —
	Three and six months ended June 30, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows —
	Six months ended June 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits and Reports on Form 8-K	37

SIGNATURES		38

Exhibit Index		39

PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,498	$93,435
Short-term investments	18,689	69,279
Accounts receivable, net	7,886	6,852
Prepaid expenses and other assets	5,024	7,389
Short-term restricted cash	1,917	1,191

Total current assets	137,014	178,146
Long-term investments	137,491	115,068
Long-term restricted cash	7,267	7,984
Property and equipment, net	9,219	12,269
Goodwill, net	81,499	81,499
Purchased intangibles, net	2,197	5,748
Other assets	1,927	2,553

Total assets	$376,614	$403,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$55	$156
Accounts payable	1,260	2,417
Accrued compensation	8,209	9,064
Accrued other	7,217	8,280
Current portion of restructuring costs	7,588	8,206
Deferred revenue	16,238	20,526

Total current liabilities	40,567	48,649
Restructuring costs, net of current portion	23,769	24,740
Other long-term liabilities	209	496

Total liabilities	64,545	73,885

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,818,002	3,815,216
Stockholders’ notes receivable	(397)	(556)
Accumulated other comprehensive income	309	296
Deferred compensation	(71)	(109)
Accumulated deficit	(3,505,781)	(3,485,472)

Total stockholders’ equity	312,069	329,382

	$376,614	$403,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Product license	$9,539	$6,817	$19,930	$17,728
Services	12,619	12,581	24,739	23,816

	22,158	19,398	44,669	41,544

Cost of revenues:
Product license	412	324	664	570
Services	7,454	8,030	15,018	16,194
Amortization of purchased technology	1,470	2,424	3,298	4,856

	9,336	10,778	18,980	21,620

Gross profit	12,822	8,620	25,689	19,924

Operating expenses:
Research and development	8,193	8,950	16,753	17,566
Sales and marketing	11,074	12,747	23,390	29,674
General and administrative	2,915	3,141	5,489	6,387
Restructuring charges	1,079	11,228	3,322	11,722
Amortization of purchased intangibles	101	216	253	432
Stock-based compensation	12	168	39	545

Total operating expenses	23,374	36,450	49,246	66,326

Loss from operations	(10,522)	(27,830)	(23,557)	(46,402)
Other income, net	1,144	1,540	3,248	3,096

Net loss	$(9,408)	$(26,290)	$(20,309)	$(43,306)

Basic and diluted net loss per share	$(0.13)	$(0.37)	$(0.28)	$(0.61)

Shares used in computing basic and diluted
net loss per share	73,400	71,704	73,115	71,190

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(20,309)	$(43,306)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,731	5,207
Provision for doubtful accounts	—	298
Stock-based compensation	39	545
Non-cash restructuring costs	185	2,233
Amortization of purchased technology and purchased intangibles	3,551	5,288
Minority interest in net loss of consolidated subsidiaries	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	(1,034)	2,701
Prepaid expenses and other assets	2,991	981
Accounts payable	(1,157)	(1,520)
Accrued liabilities and compensation	(2,205)	(4,250)
Restructuring costs	(1,589)	2,901
Deferred revenue	(4,288)	2,641

Net cash used in operating activities	(20,085)	(26,316)

Cash flows from investing activities:
Purchases of property and equipment	(867)	(975)
Restricted cash	(9)	185
Acquisition related costs and changes in accruals	—	45
Proceeds from maturities of investments	107,530	138,601
Purchases of investments	(79,158)	(157,038)

Net cash provided by (used in) investing activities	27,496	(19,182)

Cash flows from financing activities:
Principal payments on capital lease obligations	(101)	(309)
Repayments on notes receivable	159	48
Proceeds from sale of common stock, net of repurchases	2,786	5,670

Net cash provided by financing activities	2,844	5,409

Effect of foreign exchange rates on cash and cash equivalents	(192)	284

Net increase (decrease) in cash and cash equivalents	10,063	(39,805)
Cash and cash equivalents at beginning of period	93,435	192,378

Cash and cash equivalents at end of period	$103,498	$152,573

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of December 31, 2002 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) have been condensed or omitted pursuant to such rules and regulations. However, E.piphany believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany and its subsidiaries as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

Certain amounts from prior years have been reclassified to conform to current year presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of June 30, 2003, the Company held 97% of the capital stock of its subsidiary, E.piphany Software, K.K. The Company maintains an ownership percentage of 100% for all other subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

      The condensed consolidated financial statements have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect reported assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and reported expenses during the reporting period. Actual results in these particular areas could differ from those estimates.

Foreign Currency Translation

      The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from translation adjustments are included on the balance sheet in stockholders’ equity under the caption “Accumulated other comprehensive income.” Currency transaction gains or losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Cash

     Cash Equivalents consist of highly liquid investments with maturities of 90 days or less from the date of purchase. Short-term investments generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than one year. Long-term investments generally consist of securities that the Company intends to hold for more than one year with maturity dates of less than two years from the date of purchase. The Company has classified its short-term and long-term investments as available-for-sale. Short-term and long-term investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value which are determined to be other than temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents. As of June 30, 2003, we had $9.2 million securing letters of credit, which are classified as restricted cash in the accompanying Condensed Consolidated Balance Sheet. The classification of restricted cash as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

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

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the three or six months ended June 30, 2003, or for the six months ended June 30, 2002. However, one customer accounted for 12% of our revenues for the first quarter of 2002. As of June 30, 2003, one accounts receivable balance accounted for 12% of our total accounts receivable balance. No individual customer accounts receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2002.

Impairment of Long-Lived Assets and Definite Lived Intangible Assets

     The Company evaluates long-lived assets and certain definite lived intangible assets for impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

Revenue Recognition

E.piphany recognizes revenue according to the following policies:

     Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months to not be fixed and determinable, and revenue is recognized as payments become due from the customer, assuming all other revenue recognition conditions are met. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Vendor specific objective evidence for undelivered elements is based on normal pricing for those elements when sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

     From time to time, our license and services arrangements include acceptance provisions. When acceptance provisions exist, we apply judgment in assessing the significance of the provision. If we determine that the likelihood of non-acceptance in these arrangements is remote, we recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, provided that all of the criteria described above have been met.

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

Warranties and Indemnification

     The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year following the execution of the customer agreement. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a material breach of warranty, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of June 30, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

     The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, on a pro-rated basis over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company did not provide for an infringement indemnification accrual as of June 30, 2003 or December 31, 2002 and has not deferred revenue recognition.

Stock-Based Compensation

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of the Company’s stock and the exercise price of the option on the date of grant, if any. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(9,408)	$(26,290)	$(20,309)	$(43,306)
Add: Stock-based employee compensation
expense included in reported net loss, net of tax
effects	12	168	39	759
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(9,013)	(15,761)	(19,740)	(33,650)

Pro forma net loss	$(18,409)	$(41,883)	$(40,010)	$(76,197)

Loss per share:
Basic and diluted—as reported	$(0.13)	$(0.37)	$(0.28)	$(0.61)
Basic and diluted—pro forma	$(0.25)	$(0.58)	$(0.55)	$(1.07)

3. Related Party Transactions

     In connection with the employment of our former chief executive officer, Roger Siboni, the Company agreed to extend credit to Mr. Siboni in the form of three personal loans, two of which were repaid in full as of March 31, 2003.

     First, in July 1998, the Company loaned $640,000 to Mr. Siboni in order to purchase 2,400,000 shares of common stock at $0.26 2/3 per share. This loan is due on July 1, 2008 and accrues interest at 5.88% per annum. As of June 30, 2003, the outstanding principal balance of this loan was $377,000 and accrued interest was $12,000. As of December 31, 2002, the outstanding principal balance of this loan was $377,000 and accrued interest was $6,000. This loan is secured by 1,245,661 shares of E.piphany common stock. Mr. Siboni has indicated, and the Company expects, that this loan will be repaid by August 31, 2004.

     Second, Mr. Siboni was offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the loan was repaid in full.

     Third, Mr. Siboni was extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan bears interest at 5.6% per annum. As of December 31, 2002, the outstanding balance was $43,000. As of March 31, 2003, this loan was repaid in full.

     Mr. Siboni is currently a member of the board of directors of two of E.piphany’s customers. Total revenues to E.piphany from these customers were $0.1 million and $0.1 million for the three and six months ended June 30, 2003 and $0.1 and $0.1 for the three and six months ended June 30, 2002, respectively. E.piphany had accounts receivable balances from these customers totaling $0 and $0.1 million as of June 30, 2003 and December 31, 2002, respectively.

     In addition, four of E.piphany’s customers have board members or executive officers that were also on E.piphany’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to E.piphany from these customers were $0.1 and $0.2 million for the three and six months ended June 30, 2003 and $0.2 million and $0.9 million for the three and six months ended June 30, 2002, respectively. E.piphany had accounts receivable balances from these customers totaling $0.1 million and $0.3 million as of June 30, 2003 and December 31, 2002, respectively.

4. Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(9,408)	$(26,290)	$(20,309)	$(43,306)

Basic and diluted:
Weighted average shares of common stock outstanding	73,417	71,902	73,144	71,548
Less: Weighted average shares subject to repurchase	(17)	(198)	(29)	(358)

	73,400	71,704	73,115	71,190

Basic and diluted net loss per common share	$(0.13)	$(0.37)	$(0.28)	$(0.61)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Options excluded due to the exercise price exceeding
the average fair market value of the Company’s
common stock during the period	8,961	11,808	9,243	6,945
Options for which the exercise price was less than the
average fair market value of the Company’s common
stock during the period that were excluded as
inclusion would decrease the Company’s net loss per
share	3,304	1,522	3,299	6,590
Common shares excluded resulting from common stock
subject to repurchase	17	198	29	358

Total common stock equivalents excluded from diluted
net loss per common share	12,282	13,528	12,571	13,893

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

     The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In May 2003, the plaintiffs extended to the issuers, including the Company, a settlement proposal that is subject to a number of conditions including the court’s approval. In June 2003, the Company elected to accept the terms of this tentative settlement proposal. The Company nonetheless believes it has meritorious defenses to the claims against it, and if the settlement does not materialize, will continue to defend itself vigorously.

     On February 28, 2003, a purported securities class action lawsuit entitled Liu v. Credit Suisse First Boston et al., Civil Action Number 03-20459, was filed in the United States District Court for the Southern District of Florida. Among the 166 parties named as defendants were Credit Suisse First Boston and its personnel, issuers that completed IPOs underwritten by Credit Suisse First Boston, and certain directors and officers of these issuers, including the Company and two of its current officers. The complaint alleges that the defendants violated federal and state laws by, among other things, publishing false and misleading information regarding the issuers’ projected financial performance and revenue potential and by incorrectly pricing issuers’ IPOs. The complaint related generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York. By court order dated July 16, 2003, the Company’s defendants were dismissed from the litigation.

     Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, the Company and several other public companies have been asked to provide information relevant to these proceedings. In response, the Company has provided information and is otherwise cooperating with these entities. Based on discussions with these entities, the Company does not believe that it, or any of its directors and officers, is the target of any of these investigations.

6. Restructuring

     In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Detailed reviews have been performed on a periodic basis since that time to improve the Company’s cost structure in light of changing market conditions. Charges for these restructuring activities are recorded in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” as applicable. Under EITF 94-3 and SFAS 146, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”) and actions which were primarily supplemental to Plan 1 were initiated during the quarter ended June 30, 2002 (“Plan 2”). A third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

The following table summarizes the restructuring accrual as of June 30, 2003 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Total

Accrued balance at December 31, 2001	$58	$—	$32,350	$32,408
Charges accrued during 2002 – Plan 1	1,070	157	190	1,417
Charges accrued during 2002 – Plan 2	1,542	2,290	4,662	8,494
Adjustments to previous estimates – Plan 1	—	—	2,523	2,523
Adjustments to previous estimates – Plan 2	131	791	2,730	3,652
Cash payments – Plan 1	(914)	—	(8,967)	(9,881)
Cash payments – Plan 2	(1,647)	—	(568)	(2,215)
Non-cash activity – Plan 1	(214)	(157)	—	(371)
Non-cash activity – Plan 2	—	(3,081)	—	(3,081)

Accrued balance at December 31, 2002	$26	$—	$32,920	$32,946
Charges accrued during 2003 – Plan 3	459	185	122	766
Adjustments to previous estimates – Plan 1	—	—	1,727	1,727
Adjustments to previous estimates – Plan 2	(13)	—	842	829
Cash payments – Plan 1	—	—	(3,476)	(3,476)
Cash payments – Plan 2	1	—	(791)	(790)
Cash payments – Plan 3	(414)	—	(46)	(460)
Non-cash activity – Plan 3	—	(185)	—	(185)

Accrued balance at June 30, 2003	59	—	31,298	31,357
Less: current portion	(59)	—	(7,529)	(7,588)

Restructuring costs, net of current portion	$—	$—	$23,769	$23,769

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

Year ended December 31, 2002

     In the first quarter of 2002, the Company completed restructuring activities associated with Plan 1. This plan had been initiated in the third quarter of 2001 to align costs with the slower economic environment. Although the Plan impacted all functions in all geographies, the focus of the plan was the cost of services revenue as well as sales and marketing expenses in the U.S. Under this plan, the company reduced the number of employees by a total of 135 and abandoned facilities in the U.S. The majority of these activities were completed, and the related charges were taken, during 2001. During the first quarter of 2002, these activities were completed when the Company reduced the number of employees by 19. Of these, 13 were engaged in sales and marketing activities, four were engaged in professional services activities and two were engaged in general and administrative activities. The reduction consisted primarily of sales employees located in Asia, Australia and the United States. Included in severance and related charges is a non-cash charge of $0.2 million for the acceleration of vesting of certain stock options in connection with terminated employees.

     In the second quarter of 2002, the Company initiated Plan 2 which consisted of restructuring activities that were largely supplemental to Plan 1 and were intended to further align costs across all business functions. Under this plan, the Company reduced the number of employees by 91. Of these, 40 were engaged in sales and marketing activities, 21 were engaged in professional services activities, 20 were engaged in general and administrative activities and 10 were engaged in research and development activities. The reduction consisted of employees across all geographies. Lease costs were recorded related to the abandonment of leased facilities in Australia, the United Kingdom and the United States.

     In addition to these charges, the Company recorded adjustments during 2002 to previously recorded restructuring estimates. Adjustments totaling $6.2 million were recorded primarily to reflect changes in estimated lease costs related to the offices in or near Boston, New York, Chicago and the United Kingdom which resulted from continued deterioration of real estate markets in those locations.

Six months ended June 30, 2003

     On January 1, 2003, the Company adopted the provisions of SFAS 146 which revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3. As of December 31, 2002, a formal commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most exit and disposal costs. Instead, companies must record exit or disposal costs when they are incurred and can be measured at fair value, and must subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

     During the first quarter of 2003, the Company initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia, and Latin America by transitioning these markets to an indirect sales model. When completed, this plan will result in the abandonment of leased facilities in Japan and Australia and in a reduction in the number of employees by 18. Of the total employee reduction, most had been engaged in sales and marketing activities. For the six months ended June 30, 2003, the Company recorded a charge of $0.5 million for severance and related charges, $0.2 million for the impairment of property and equipment and $0.1 million of lease costs associated with Plan 3. In addition, the Company recorded adjustments to previously-recorded restructuring estimates for Plans 1 and 2 totaling $2.6 million primarily to reflect changes in estimated lease costs related to the offices in the United Kingdom which resulted from continued deterioration of the real estate market.

     As of June 30, 2003, many of the restructuring activities under Plan 3 were completed. However, the Company expects additional charges under this plan during the quarter ended September 30, 2003 in connection with the transition of the Company’s Japanese operations to an indirect sales model through the sale of its interest in its

Japanese subsidiary. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion regarding Subsequent Events.

     The accrued liability of $31.4 million at June 30, 2003 is net of $32.7 million of estimated sublease income. The remaining cash expenditures relating to workforce reductions are expected to be paid by September 30, 2003. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, will be paid over their respective lease terms through 2017.

7. Segment Information

     E.piphany is organized and operates as one business segment, which manages the design, development, marketing and sale of software products and related services. The Company distributes its products in the United States and in foreign countries through direct sales personnel and indirect channel partners.

Revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Revenues:
United States	$16,155	$13,139	$31,490	$30,435
United Kingdom	1,165	2,096	3,883	3,854
Rest of World	4,838	4,163	9,296	7,255

Total	$22,158	$19,398	$44,669	$41,544

8. Goodwill and Purchased Intangible Assets

     In the first quarter of 2002, the Company adopted SFAS 142. SFAS 142 states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company completed a transitional and an annual impairment test during the first and fourth quarters of 2002, respectively, which did not result in an impairment charge. The Company has not completed an impairment test during the six months ended June 30, 2003 as there have been no impairment indicators during this time. The Company plans to complete an annual impairment test during the fourth quarter of 2003 or earlier if impairment indicators arise. Definite lived intangible assets will continue to be amortized over their estimated useful lives.

Information regarding the Company’s definite lived intangible assets is as follows (in thousands):

	June 30, 2003			December 31, 2002

	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance

Purchased technology	$17,652	$(15,463)	$2,189	$17,652	$(12,165)	$5,487
Customer list	1,332	(1,324)	8	1,332	(1,071)	261

Total	$18,984	$(16,787)	$2,197	$18,984	$(13,236)	$5,748

(1)	Gross carrying amount is presented net of an impairment charge, taken as of September 30, 2001, and net of accumulated amortization as of that date.

     E.piphany will continue to amortize other intangible assets of $2.2 million on a straight-line basis over their remaining useful lives. Amortization of other intangible assets for the three months ended June 30, 2003 and 2002 was $1.6 million and $2.6 million, respectively, and for the six months ended June 30, 2003 and 2002 was $3.6 million and $5.3 million, respectively. Amortization related to these intangibles is expected to be $1.5 million for the remaining six months of 2003 and $0.7 million for fiscal year 2004.

9. Other Income, Net

     Other income, net consists primarily of interest income from investments. For the six months ended June 30, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed by one of our acquired companies in October 1999.

10. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) plus all other non-owner changes in equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(9,408)	$(26,290)	$(20,309)	$(43,306)
Unrealized gain (loss) on investments	87	376	205	133
Foreign currency translation adjustment..	(138)	422	(192)	284

Comprehensive losses	$(9,459)	$(25,492)	$(20,296)	$(42,889)

11. Subsequent Events

     Under the Company’s restructuring plan to reduce direct sales and marketing costs in Japan, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement for the sale contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in certain circumstances. In connection with the sale, the Company also entered into a distribution agreement with E.piphany Japan pursuant to which it will continue to market and distribute the Company’s products in Japan. The Company will, in turn, continue to earn license and maintenance royalties as its products are licensed to end-users. Following its sale to Braxton, E.piphany Japan intends to change its name to E.piphany Solutions, Ltd.

     As of June 30, the subsidiary had $5.2 million in assets, including $4.6 million of cash, and $0.5 million of liabilities. The Company expects to record a restructuring charge of approximately $0.5 million related to the sale of E.piphany Japan and other restructuring activities in Japan during the quarter ended September 30, 2003. Due to the continuing obligations and future cash flows expected under the distribution agreement, the sale of the subsidiary is not considered to be a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Disposal of Long-Lived Assets.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of expenses or other financial items; statements regarding our plans, strategies, and objectives for future operations, including the timing, execution costs and potential cost-savings of restructuring plans; statements concerning proposed new products, services, developments, or the anticipated performance of products or services; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in this quarterly report and the risks discussed from time to time in our other public filings. We assume no obligation to update any forward-looking statements.

Overview

     We develop, market and sell the E.piphany E.6 Suite of software products, a set of customer relationship management, or CRM, software products. These CRM products provide capabilities for the collection and analysis of customer data, the creation of inbound and outbound marketing campaigns, and the execution of sales and service customer interactions. Companies can implement the E.6 Suite to gain insight into their customers’ characteristics and preferences, and then take action on that insight to better and more profitably serve those customers. To gain insight into their customers, companies use our analytic CRM products, which collect customer data from existing software systems or other E.piphany solutions, as well as third party data providers. To take action on this insight, companies use our marketing, sales or service products to more effectively interact with their customers across a variety of communication and distribution channels.

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

     From the shipment of our first software product in early 1998 through the fourth quarter of 2000, our revenues increased steadily each quarter due primarily to the market acceptance and success of our products such as E.piphany Insight and E.piphany Marketing, as well as the shipment of new products such as E.piphany Service, which were introduced through a combination of acquisitions and internal development. Our annual revenues grew to $131 million in 2000 from $19 million in 1999 and $3 million in 1998.

     During 2001 and 2002, the worldwide economy weakened and a slowdown in technology spending by businesses occurred. As a result, our revenues declined from $131 million in 2000 to $129 million in 2001 and to $84 million in 2002. During this period of economic slowdown, we initiated restructuring plans to reduce our workforce and consolidate our operating facilities. We also reviewed the impact of the change in market conditions on the carrying value of our goodwill and intangible assets. We determined that these assets were impaired and wrote down their fair value by recording a non-cash charge of $1.7 billion in September 2001. Net losses for the years ended December 31, 2000, 2001 and 2002 were $768 million, $2.6 billion and $78 million, respectively. The net losses in 2000 and 2001 were primarily a result of non-cash impairment and amortization of goodwill and purchased intangibles of $697 million and $2.5 billion, respectively.

     While the worldwide economic downturn has resulted in lower revenue levels compared to 2000 and 2001, we continue to believe that there is a market for our products and an opportunity to grow revenue from the sale of our products. Although we have significantly reduced our operating expenses, we continue to incur operating losses in order execute our strategy to grow revenue by, among other things, improving our products, enhancing their visibility in the market, and improving our ability to sell and distribute them. We believe that the investments we are making will afford us an opportunity to benefit from the market for CRM products that may exist if and when technology spending improves.

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, consulting, maintenance and training services. Through June 30, 2003, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available either on compact disc or electronically.

     Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third-party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, eLoyalty or IBM. Alternatively, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third-party consulting organizations.

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

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant and subject to the exercise of judgment include revenue recognition policies, allowances for doubtful accounts, the measurement and recoverability of goodwill and purchased intangible assets, and restructuring accruals for the abandonment of certain leased facilities. These policies and our practices related to these policies are described below and in Notes 2, 6 and 8 of Notes to Condensed Consolidated Financial Statements.

Revenue Recognition

     We recognize revenue in accordance with generally accepted accounting principles which have been prescribed for the software industry and we follow detailed guidelines discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

     We do not record revenue on sales transactions when collectibility is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectibility requires significant judgment.

     To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. From the first quarter of 2001 through the second quarter of 2002, third-party consulting organizations were primarily responsible for implementation services for the majority of E.piphany’s license arrangements. In the second half of 2002, the Company was responsible for the implementation on the majority of contracts, resulting in more revenue being recognized under SOP 81-1 in the second half of 2002 and the first half of 2003. During the six months ended June 30, 2003, approximately 28% of license revenue was recognized under SOP 81-1 compared to 14% and 19% for the six months ended June 30, 2002 and fiscal year 2002, respectively. We believe that this increase was temporary and related to a major product release in the third quarter of 2002. During the first half of 2003, third parties were responsible for the majority of implementations.

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

Acquisitions, Goodwill and Purchased Intangible Assets

     We record goodwill and purchased intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount is classified as goodwill. Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill is not amortized to expense but is periodically assessed for impairment. The allocation of the acquisition cost to purchased intangible assets, in-process research and development and goodwill, therefore, has a significant impact on our operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

     We perform impairment tests annually or when impairment indicators are identified with respect to previously recorded intangible assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write downs of goodwill and purchased intangible assets. We performed transitional and annual impairment tests on January 1, 2002 and on December 31, 2002, respectively, and determined that no impairments existed at those times.

Restructuring Charges

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $31.4 million at June 30, 2003 is net of $32.7 million of estimated sublease income. Of this total sublease income, $14.2 million represents future sublease income due under non-cancelable subleases and $18.5 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

Results of Operations

Revenues

     The following table sets forth the Company’s revenues for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Revenues:
Product license	$9,539	43%	$6,817	35%	$19,930	45%	$17,728	43%
Services	12,619	57%	12,581	65%	24,739	55%	23,816	57%

	$22,158	100%	$19,398	100%	$44,669	100%	$41,544	100%

     Total revenues increased to $22.2 million for the quarter ended June 30, 2003, from $19.4 million for the quarter ended June 30, 2002. This increase was primarily due to an increase in revenue from the United States offset by a decrease in revenue from the United Kingdom. For the quarter ended June 30, 2003 as compared to the same period in the prior year, revenue from the United States increased by $3.0 million, or 23%, revenue from the United

Kingdom declined by $0.9 million, or 44%, and revenue from the rest of the world increased by $0.7 million, or 16%. Total revenues increased to $44.7 million for the six months ended June 30, 2003 from $41.5 million for the six months ended June 30, 2002. During these periods revenue from the United States increased by $1.1 million, or 3%, revenue from the United Kingdom remained unchanged at $3.9 million, and revenue from the rest of the world increased by $2.0 million, or 28%. We expect to focus the majority of our direct sales and marketing activities in the United States, the United Kingdom and several other key markets in Europe. Therefore, we expect that a higher percentage of our revenue will be derived from these geographies in the future.

     Product license revenues increased to $9.5 million, or 43% of total revenue, for the quarter ended June 30, 2003 from $6.8 million, or 35% of total revenue, for the quarter ended June 30, 2002. The increase in product license revenue for the three months ended June 30, 2003 was due to the increase in sales of product licenses resulting primarily from the Company’s release of the E.6 Suite of software products during the quarter ended September 30, 2002. Product license revenues increased to $19.9 million, or 45% of total revenue, for the six months ended June 30, 2003 from $17.7 million, or 43% of total revenue, for the six months ended June 30, 2002. The increase in product license revenue for the six months ended June 30, 2003 was due to an increase in revenue from licenses sold in previous periods that was recognized under SOP 81-1.

     Services revenues remained unchanged at $12.6 million, or 57% of total revenues, for the quarter ended June 30, 2003 compared to $12.6 million, or 65% of total revenues, for the quarter ended June 30, 2002. This was due to a decrease in professional services revenues offset by an increase in maintenance revenue. Services revenues increased to $24.7 million, or 55% of total revenues, for the six months ended June 30, 2003 from $23.8 million, or 57% of revenues, for the six months ended June 30, 2002. This increase was due primarily to an increase in maintenance revenue offset by a decrease in professional services revenue. The increase in maintenance revenue was attributable to maintenance contracts sold with new licenses in addition to a high rate of maintenance agreement renewals by our existing install base. The decrease in professional services revenue was attributable to more of our customers contracting directly with third-party integrators.

Cost of Revenues

     The following table sets forth the Company’s cost of revenues for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Cost of revenues:
Product license	$412	2%	$324	2%	$664	1%	$570	1%
Services	7,454	34%	8,030	41%	$15,018	34%	16,194	39%
Amortization of
purchased
technology	1,470	6%	2,424	13%	$3,298	7%	4,856	12%

Total cost of revenues	$9,336	42%	$10,778	56%	$18,980	42%	$21,620	52%

Gross profit	$12,822	58%	$8,620	44%	$25,689	58%	$19,924	48%

     Cost of revenues includes the cost of license revenues, the cost of services revenues and the amortization of purchased technology. Total cost of revenues decreased to $9.3 million for the quarter ended June 30, 2003 as compared to $10.8 million for the quarter ended June 30, 2002. Total cost of revenues decreased to $19.0 million for the six months ended June 30, 2003 as compared to $21.6 million for the six months ended June 30, 2002.

     Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date.

     Cost of services revenues consists primarily of personnel and related costs of providing professional, maintenance and training services. Cost of services revenues decreased to $7.5 million, or 59% of services revenues, for the quarter ended June 30, 2003 from $8.0 million, or 64% of services revenues, for the quarter ended June 30, 2002. Cost of services revenues decreased to $15.0 million, or 61% of services revenues, for the six months ended June 30, 2003 from $16.2 million, or 68% of services revenues, for the six months ended June 30, 2002. The decrease in absolute dollars was the result of a reduction in the number of internal professional services employees and the related overhead and facilities costs, offset in part by an increase in travel expenses and the rise of services subcontracted from third parties. The decrease in cost of services as a percentage of revenue is primarily due to a higher proportion of maintenance revenue, which has more favorable margins than professional services and training revenue, as well as a reduction of the number of services employees. Most of the reduction in services employees occurred during the six months ended June 30, 2002, when we reduced the number of services employees from 174 to 137. Of the total reduction, 25 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

     Amortization of purchased technology decreased to $1.5 million for the quarter ended June 30, 2003 from $2.4 million for the quarter ended June 30, 2002, and decreased to $3.3 million for the six months ended June 30, 2003 from $4.9 million for the six months ended June 30, 2002. These decreases are primarily due to the full amortization of Rightpoint purchased technology assets as of December 31, 2002, and to a lesser extent, the full amortization of Octane and eClass purchased technology assets as of May 31, 2003. Purchased technology assets of $2.2 million are included in purchased intangibles on our Condensed Consolidated Balance Sheet and are being amortized on a straight-line basis over their remaining useful lives. Amortization of purchased technology is expected to be a total of $1.5 million for the remaining six months of 2003 and $0.7 million for 2004.

Operating Expenses

Research and Development

     The following table sets forth our research and development expenses for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Research and development	$8,193	37%	$8,950	46%	$16,753	38%	$17,566	42%

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses decreased to $8.2 million for the quarter ended June 30, 2003 from $9.0 million for the quarter ended June 30, 2002. Research and development expenses decreased to $16.8 million for the six months ended June 30, 2003 from $17.6 million for the six months ended June 30, 2002. Research and development expenses as a percentage of total revenues decreased to 37% for the quarter ended June 30, 2003 from 46% for the quarter ended June 30, 2002. Research and development expenses as a percentage of total revenues decreased to 38% for the six months ended June 30, 2003 from 42% for the six months ended June 30, 2002. These decreases are primarily due to a reduction of facilities and overhead expenses resulting from the abandonment of facilities under our restructuring plans. These decreases are further caused by a decrease in the localization costs related to the Japan market. While we continue to consider ways of improving our cost structure relative to our research and development activities, including the use of more overseas development resources, we believe that investments in product development are essential to our future success, and these expenses may increase in the future.

Sales and Marketing

     The following table sets forth our sales and marketing expenses for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Sales and marketing	$11,074	50%	$12,747	66%	$23,390	52%	$29,674	71%

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. Sales and marketing expenses decreased to $11.1 million for the quarter ended June 30, 2003 from $12.7 million for the quarter ended June 30,

2002. Sales and marketing expenses decreased to $23.4 million for the six months ended June 30, 2003 from $29.7 million for the six months ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues decreased to 50% for the quarter ended June 30, 2003 from 66% for the quarter ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues decreased to 52% for the six months ended June 30, 2003 from 71% for the six months ended June 30, 2002. These decreases were primarily due to a reduction in the number of sales and marketing employees to 132 at June 30, 2003 from 240 at January 1, 2002. Of the total reduction,65 related to the restructuring of our operations and the remainder related to voluntary and other terminations. The decrease was also due to lower overhead and facilities costs as a result of our restructuring plans and lower spending on sales and marketing programs.

General and Administrative

     The following table sets forth the Company’s general and administrative expenses for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

General and administrative	$2,915	13%	$3,141	16%	$5,489	12%	$6,387	15%

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses decreased to $2.9 million for the quarter ended June 30, 2003 from $3.1 million for the quarter ended June 30, 2002 and to $5.5 million for the six months ended June 30, 2003 from $6.4 million for the six months ended June 30, 2002. General and administrative expenses as a percentage of total revenues decreased to 13% for the quarter ended June 30, 2003 from 16% for the quarter ended June 30, 2002 and to 12% for the six months ended June 30, 2003 from 15% for the six months ended June 30, 2002. These decreases were primarily due to the reduction in spending on external professional services such as legal, tax and temporary services as well as a reduction in the number of general and administrative employees. Most of this reduction in general and administrative employees occurred during the six months ended June 30, 2002 when we reduced our general and administrative employees from 99 to 67. Of the total reduction, 22 related to the restructuring of our operations and the remainder related to voluntary and other terminations. Since June 30, 2002, general and administrative employees decreased to 62. Of the total reduction, 3 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

Restructuring Charges

     The following table sets forth the Company’s restructuring charges for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Restructuring charges	$1,079	5%	$11,228	58%	$3,322	7%	$11,722	28%

     In the quarter ended September 30, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Detailed reviews have been performed on a periodic basis since that time to improve our cost structure in light of changing market conditions. Charges for these restructuring activities are recorded in accordance with Emerging Issues Task Force No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” and with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” as applicable. Accordingly, these restructuring activities were deemed to be the commencement of three separate restructuring plans with a new plan initiated in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”), and actions which were primarily supplemental to Plan 1 were initiated during the quarter ended June 30, 2002 (“Plan 2”). A third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

     During the quarter ended March 31, 2003, we initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia and Latin America by transitioning these markets to an indirect sales model. This plan will result in the abandonment of leased facilities in Japan and Australia and will reduce the number of employees by 18. Of the total employee reduction, most have been engaged in sales and marketing activities. For the six months ended June 30, 2003, the Company recorded a charge of $0.5 million for severance and related charges, $0.2 million for the impairment of property and equipment and $0.1 million of lease costs associated with this plan.

     Restructuring charges decreased to $1.1 million for the quarter ended June 30, 2003 from $11.2 million for the quarter ended June 30, 2002 and to $3.3 million for the six months ended June 30, 2003 from $11.7 million for the six months ended June 30, 2003. These decreases were primarily due to the completion of restructuring activity under Plan 2 initiated in 2002. See further details in Note 6 of Notes to Condensed Consolidated Financial Statements.

     In connection with our restructuring activities under Plan 3, we expect to record approximately $0.4 million in additional charges during the quarter ended September 30, 2003. In addition, we continue to evaluate our facilities needs worldwide in an effort to reduce costs and may, as a result, record additional restructuring charges in future quarters related to the abandonment of leased facilities.

Stock-Based Compensation

     The following table sets forth the our stock-based compensation expenses for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Stock-based compensation	$12	—%	$168	1%	$39	—%	$545	1%

     Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of June 30, 2003, deferred compensation remaining to be amortized totaled less than $0.1 million. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 28. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

     We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of the Company’s stock and the exercise price of the option on the date of grant, if any. Had we recognized stock-based compensation expense under SFAS 123 using the Black-Scholes stock option pricing model, our stock-based compensation expense would have been $9.0 million and $19.7 million for the three and six months ended June 30, 2003, respectively and $15.8 million and $33.7 million for the three and six months ended June 30, 2002, respectively.

Other Income, Net

     The following table sets forth our other income, net for the three and six months ended June 30, 2003 and June 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Other income, net	$1,144	5%	$1,540	8%	$3,248	7%	$3,096	7%

     Other income, net consists primarily of interest income from investments. For the six months ended June 30, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed by an acquired company in October 1999. Other income, net, decreased to $1.1 million for the three months ended June 30, 2003 from $1.5 million for the three months ended June 30, 2002. The decrease was due to a decrease in interest income primarily as a result of a decrease in the average rate of return on our investments and lower average cash and investment balances. Other income, net increased to $3.2 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. The increase was primarily due to $0.8 million of income recorded on the partner agreement termination offset by a decrease in interest income from investments.

Liquidity and Capital Resources

     As of June 30, 2003, our primary sources of liquidity consisted of $122.2 million in cash, cash equivalents and short-term investments and $137.5 million in long-term investments for a total of $259.7 million in cash and investments. Long-term investments generally consist of securities that the Company intends to hold for more than one year with maturity dates of less that two years from the date of purchase.

     Net cash used in operating activities totaled $20.1 million and $26.3 million for the six months ended June 30, 2003 and 2002, respectively. Cash used in operating activities for each period was primarily the result of net losses in those periods, less non-cash charges for amortization of purchased technology and intangibles and depreciation.. Cash used in operating activities for each period was also a result of decreases in accounts payable and accrued liabilities. For the six months ended June 30, 2003, cash used in operating activities was a result of the decrease in deferred revenue and restructuring cost accrual and an increase in accounts receivable and was offset, in part, by cash provided by the decrease in prepaid expenses and other assets. Cash used in operating activities for the six months ended June 30, 2002 was offset by cash provided by the increase in restructuring cost accrual, the decrease in accounts receivable and the increase in deferred revenue.

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

     Net cash provided by investing activities totaled $27.5 million for the six months ended June 30, 2003 compared to $19.2 million of net cash used in investing activities for the same period in the prior year. Cash provided by and used in investing activities for these periods resulted primarily from the maturities of investments, net of purchases of investments. Investments purchased are primarily comprised of investment grade securities such as government notes and bonds with maturities which do not exceed 24 months. To a lesser extent, cash used from investing activities resulted from the purchase of property and equipment.

     Net cash provided by financing activities totaled $2.8 million and $5.4 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided by financing activities for each period resulted primarily from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the Condensed Consolidated Balance Sheet. As of June 30, 2003, we had $9.2 million of restricted cash, $1.9 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $7.3 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from June 30, 2003.

     We lease certain equipment and our facilities under capital and operating lease agreements, which expire at various dates through 2017. In addition, we receive sublease income from noncancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of June 30, 2003 were as follows (in thousands):

Year Ending December 31,	Capital Leases Due	Operating Leases Due	Sublease Income Receivable	Total, Net

2003	$55	$7,223	$(1,654)	$5,624
2004	—	11,425	(2,424)	9,001
2005	—	9,083	(1,976)	7,107
2006	—	6,385	(1,376)	5,009
2007	—	6,399	(1,357)	5,042
2008 and thereafter	—	27,858	(5,453)	22,405

	$55	$68,373	$(14,240)	$54,188

     Net operating lease commitments shown above include $31.3 million of operating lease commitments under leases for abandoned facilities, which are recorded as restructuring costs in the Condensed Consolidated Balance Sheet as of June 30, 2003. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

RISK FACTORS

     An investment in our common stock is very risky. You should carefully consider the risks discussed below, together with all of the other information included in this quarterly report on Form 10-Q and other reports filed with, or furnished to, the Securities and Exchange Commission before buying or selling our securities. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, expect losses in the future and may not ever become profitable.

     We incurred net losses of $20.3 million for the six months ended June 30, 2003, $71.7 million for the year ended December 31, 2002, $2.6 billion for the year ended December 31, 2001 and $768.5 million for the year ended December 31, 2000. We had an accumulated deficit of $3.5 billion as of June 30, 2003. We expect to continue to incur losses in the foreseeable future. These losses may be substantial and we may never become profitable. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

     Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices of our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management software, enterprise resources planning software and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, Kana Communications, NCR, Onyx, Oracle, PeopleSoft, Pivotal, SAP, SAS Institute, Siebel Systems and Unica.

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

     Although no single customer accounted for more than 10% of total revenues for the three and six months ended June 30, 2003 or for the year ended December 31, 2002, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.

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

     We focus on providing software products rather than services. As a result, we encourage our customers to purchase consulting and implementation services directly from third-party consulting organizations instead of purchasing these services from us. While we do not receive any fees directly from these consulting organizations when they contract directly with our customers, we believe that these consulting organizations increase market awareness and acceptance of our software products and allow us to focus on software development, marketing, licensing and support.

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

     It typically takes us between six and twelve months to complete a sale of our products, but it can take us longer. It is difficult, therefore, to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and their purchase of products and services is relatively long due to several factors, including:

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

     In addition, some customers receive the right to perform acceptance testing after the sale of our products with respect to some or all of the products licensed. If these customers do not accept the products or otherwise terminate their customer agreements, our revenues could be adversely affected.

     Also, some customers elect to initially license our products on a preliminary or “proof of concept” basis to enable them to evaluate the extent to which such products meet their specific needs within their technical environment. If such customers conclude the products meet their needs, they may elect to expand the scope of usage rights to deploy our products more broadly within their enterprises. Our customers’ election to license our products on this basis could delay or place at risk our receipt of revenue with respect to such transactions.

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

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, eLoyalty and IBM; resellers, including Accenture, EDS, Harte-Hanks and Hewlett-Packard; hardware and software technology partners, including BEA Systems, IBM and Sun Microsystems, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the internet, including Harte-Hanks. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. Our contracts, however, do not typically require these third parties to devote substantial resources to promoting, selling or supporting our products. We, therefore, have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution partners are designed to support each partner with a minimum level of channel conflict. If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.

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

     Despite our plans to reduce our direct marketing and sales activities by transitioning to an indirect sales model in international territories, our international operations require a significant amount of attention from our management and substantial financial resources. As of June 30, 2003, we had 125 employees located in Asia, Australia, Canada, Europe and Latin America.

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

     We have made a strategic decision to base our products on the Java 2, Enterprise Edition (J2EE) family of technologies. Although J2EE is a widely adopted industry standard, a competing technology from Microsoft called .NET seeks to challenge J2EE as an enterprise IT architecture. If .NET gains competitive advantage over J2EE in the marketplace at large, E.piphany may be competitively disadvantaged, and may need to re-engineer its products to adopt the .NET architecture. This capability affords our customers greater flexibility in the deployment of our software products. If we fail to successfully develop and maintain products compatible with these operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products collect and analyze data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

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

     Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales, marketing, research and development, service and support. If we are unable to do so, our ability to advance our business could be affected. Our future success also depends upon the continued service of our executive officers and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel would harm our operations. None of our officers or key personnel is bound by an employment agreement and we do not maintain key person insurance on any of our employees. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of June 30, 2003, we had international operations in Asia, Australia, Europe and Latin America and conduct transactions in the local currency of each location. To date, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our financial statements has therefore not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates primarily affects our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities having maturity dates of less than 24 months. We do not use derivative financial instruments in our investment portfolio.

     As of June 30, 2003, we held $112.7 million in cash, cash equivalents and restricted cash consisting of highly liquid investments having maturity dates of no more than 90 days from the date of purchase. Declines of interest rates over time would reduce our interest income from these highly liquid investments. Based upon our balance as of June 30, 2003, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.1 million. Due to the nature of these investments, a change in interest rates would not materially change their fair market value.

     As of June 30, 2003, we held $156.2 million in short-term investments and long-term investments, each of which consisted of taxable fixed income securities having maturity dates between three months and two years from the date of purchase. A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $1.6 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $2.1 million.

As of June 30, 2003, we did not have any debt outstanding other than capital lease obligations.

     The following summarizes our short-term and long-term investments and the weighted average yields of each category of such investments as of June 30, 2003 (in thousands, except interest rates):

	Expected Maturity Dates
	2003	2004	2005	2006	2007	Thereafter	Total

Corporate bonds	$1,999	$22,148	$13,115	$ —	$ —	$—	$37,262
Weighted average yield	1.02%	2.05%	1.83%	—	—		1.92%

Government notes/bonds(1)	$2,606	$64,491	51,821	—	—		$118,918

Weighted average yield	1.78%	2.21%	1.99%	—	—	—	2.10%

Total investment securities	$4,605	$86,639	$64,936	$ —	$ —	$—	$156,180

(1)	Government notes/bonds consists primarily of government agency notes and includes, to a lesser extent, taxable municipal bonds.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

   As of the end of the period covered by this report, our management including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely.

Changes in Internal Control Over Financial Reporting

   There was no significant change in our internal control over financial reporting that occurred over the periodcovered by this quarterly report on Form 10-Q that materially affected or is reasonably likely to affect our internalcontrol over financial reporting.

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

     E.piphany, two of our current officers, one of our former officers and three underwriters in our initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of our common stock were sold in our IPO contained certain false and misleading statements regarding the practices of our underwriters with respect to their allocation of shares of common stock in our IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-IPO stock price to be artificially inflated. The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all of the underwriter defendants and the majority of issuer defendants including E.piphany. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In May 2003, the plaintiffs extended to the issuers, including E.piphany, a settlement proposal subject to a number of conditions including the court’s approval. In June 2003, we elected to accept the terms of this settlement proposal. We nonetheless believe we have meritorious defenses to the claims against us, and if the settlement does not materialize, will continue to defend ourselves vigorously.

     On February 28, 2003, a purported securities class action lawsuit entitled Liu v. Credit Suisse First Boston et al., Civil Action Number 03-20459, was filed in the United States District Court for the Southern District of Florida. Among the 166 parties named as defendants were Credit Suisse First Boston and its personnel, issuers that completed IPOs underwritten by Credit Suisse First Boston, and certain directors and officers of these issuers, including E.piphany and two of its current officers. The complaint alleges that the defendants violated federal and state laws by, among other things, publishing false and misleading information regarding the issuers’ projected financial performance and revenue potential and by incorrectly pricing issuers’ IPOs. The complaint related generally to the ongoing IPO-related litigation currently pending in the United States District Court for the Southern District of New York. By court order dated July 16, 2003, the E.piphany defendants were dismissed from the litigation.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on May 30, 2003 and the following matters were considered, voted upon and approved/ratified:

     The reelection of Roger Siboni to serve as a Class I member of E.piphany’s Board of Directors with a term expiring on the date of the 2006 annual meeting of stockholders.

	FOR:	AUTHORITY TO VOTE WITHHELD:

Common Stock:	59,909,964	510,704

     The election of Fred Anderson to serve as a Class I member of E.piphany’s Board of Directors with a term expiring on the date of the 2006 annual meeting of stockholders.

	FOR:	AUTHORITY TO VOTE WITHHELD:

Common Stock:	60,162,841	257,827

     The ratification of the appointment of Ernst & Young LLP as our independent auditor for the year ending December 31, 2003.

	FOR:	AGAINST:	ABSTAIN:

Common Stock:	58,880,439	1,505,591	34,638

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
See Exhibit Index attached hereto.
(b)	Reports on Form 8-K
On April 21, 2003, we furnished our earnings release for the first quarter of 2003 to the Securities and Exchange Commission on a Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE: August 13, 2003	SIGNATURE:	/s/ Karen A. Richardson

Karen A. Richardson Chief Executive Officer

DATE: August 13, 2003	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number		Exhibit Title

3.1	*	Restated Certificate of Incorporation of the Registrant, as amended on December 18, 2000
3.2	**	Restated Bylaws of the Registrant.
4.1	***	Form of Stock Certificate.
31		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.

**	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.