Form 10-Q
period 2003-09-30
E PIPHANY INC
filed 2003-11-12
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                               |    |  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                        For the quarterly period ended September 30, 2003

Commission File Number 000-26881

E.PIPHANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0443392
(State of incorporation)	(I.R.S. Employer Identification Number)

475 Concar Drive
San Mateo, California 94402
(Address of principal executive offices)

(650) 356-3800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X       NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   X      NO

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2003, was 74,408,277.

   E.PIPHANY, INC.

   QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

   TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets -
	As of September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of Operations -
	Three and nine months ended September 30, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits and Reports on Form 8-K	46

SIGNATURES	47

Exhibit Index	48

PART I:   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,466	$ 48,235
Short-term investments	130,994	114,479
Accounts receivable, net	9,357	6,852
Prepaid expenses and other assets	4,973	7,389
Short-term restricted cash and investments	1,226	1,191

Total current assets	155,016	178,146
Long-term investments	116,421	115,068
Long-term restricted cash and investments	7,268	7,984
Property and equipment, net	7,620	12,269
Goodwill, net	81,499	81,499
Purchased intangibles, net	1,434	5,748
Other assets	1,295	2,553

Total assets	$ 370,553	$ 403,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$ 12	$ 156
Accounts payable	969	2,417
Accrued compensation	8,671	9,064
Accrued other	6,988	8,280
Current portion of restructuring costs	7,547	8,206
Deferred revenue	16,569	20,526

Total current liabilities	40,756	48,649
Restructuring costs, net of current portion	21,766	24,740
Other long-term liabilities	204	496

Total liabilities	62,726	73,885

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,818,314	3,815,216
Stockholders’ notes receivable	—	(556)
Accumulated other comprehensive income (loss)	(302)	296
Deferred compensation	(63)	(109)
Accumulated deficit	(3,510,129)	(3,485,472)

Total stockholders’ equity	307,827	329,382

Total liabilities and stockholders’ equity	$ 370,553	$ 403,267

     The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product license	$ 10,239	$ 6,756	$ 30,169	$ 24,484
Services	13,969	13,039	38,708	36,855

	24,208	19,795	68,877	61,339

Cost of revenues:
Product license	419	301	1,083	871
Services	6,993	7,740	22,007	23,934
Amortization of purchased technology	755	2,438	4,053	7,295

	8,167	10,479	27,143	32,100

Gross profit	16,041	9,316	41,734	29,239

Operating expenses:
Research and development	7,753	8,318	24,495	25,884
Sales and marketing	9,947	12,169	33,334	41,843
General and administrative	2,831	3,060	8,318	9,447
Restructuring charges	518	419	3,840	12,141
Amortization of purchased intangibles	8	209	261	640
Stock-based compensation	8	68	47	613

Total operating expenses	21,065	24,243	70,295	90,568

Loss from operations	(5,024)	(14,927)	(28,561)	(61,329)
Other income, net	1,090	1,324	4,426	4,420

Net loss before provision for taxes	$(3,934)	$(13,603)	$(24,135)	$(56,909)
Provision for taxes	414	—	522	—

Net Loss	$(4,348)	$(13,603)	$(24,657)	$(56,909)

Basic and diluted net loss per share	$ (0.06)	$ (0.19)	$ (0.34)	$ (0.80)

Shares used in computing basic and diluted
net loss per share	73,727	72,099	73,318	71,463

     The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(24,657)	$(56,909)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,360	7,362
Provision for doubtful accounts	—	298
Stock-based compensation	47	613
Non-cash restructuring costs	301	2,536
Amortization of purchased technology and purchased intangibles	4,314	7,935
Minority interest in net loss of consolidated subsidiaries	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	(2,505)	4,312
Prepaid expenses and other assets	3,674	(28)
Accounts payable	(1,448)	(561)
Accrued liabilities and compensation	(1,977)	(4,966)
Restructuring costs	(3,633)	(96)
Deferred revenue	(3,957)	1,410

Net cash used in operating activities	(24,481)	(38,129)

Cash flows from investing activities:
Purchases of property and equipment	(1,013)	(1,769)
Restricted cash and investments	681	30
Acquisition related costs and changes in accruals	—	(12)
Proceeds from maturities of investments	143,925	181,053
Purchases of investments	(161,814)	(166,981)

Net cash provided by (used in) investing activities	(18,221)	12,321

Cash flows from financing activities:
Principal payments on capital lease obligations	(144)	(405)
Repayments on notes receivable	556	48
Proceeds from sale of common stock, net of repurchases	3,098	5,737

Net cash provided by financing activities	3,510	5,380

Effect of foreign exchange rates on cash and cash equivalents	(577)	13

Net decrease in cash and cash equivalents	(39,769)	(20,415)
Cash and cash equivalents at beginning of period	48,235	76,578

Cash and cash equivalents at end of period	$ 8,466	$ 56,163

     The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of December 31, 2002 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full fiscal year.

     Certain amounts from prior years have been reclassified to conform to current year presentation.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of September 30, 2003, the Company owns 100% of the outstanding stock of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Cash and Investments

     Short-term investments as of December 31, 2002 includes $45.2 million of auction rate securities having reset dates of less than 45 days which were previously classified as cash and cash equivalents. As of September 30, 2003, $80.3 million of such securities are included in short term investments.

     Cash equivalents consist of highly liquid investments that are readily convertible into cash. Short-term investments generally consist of highly liquid securities that the Company intends to hold for less than one year. Long-term investments generally consist of securities that the Company intends to hold for more than one year with maturity dates of less than two years from the date of purchase. The Company has classified its short-term and long-term investments as available-for-sale. Short-term and long-term investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value which are determined to be other than temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities and were not significant for the three and nine month periods ending September 30, 2003 and 2002.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and investments. As of September 30, 2003, we had $8.5 million securing letters of credit, which are classified as restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets. The classification of restricted cash and investments as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

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

Allowances for Doubtful Accounts

     We evaluate the collectability of our accounts receivable based on a combination of factors. When we believe a collectability issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe to be collectable. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment.

   Fair Value of Financial Instruments

     The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments, and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade accounts receivable. Management believes the financial risks associated with these financial instruments are not significant. The Company invests its cash and investments in government agencies, U.S. treasuries, money market instruments, auction rate securities, taxable municipal bonds and corporate debt rated A1/P1 or higher.

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the three or nine months ended September 30, 2003, or for the three or nine months ended September 30, 2002. As of September 30, 2003, one accounts receivable balance accounted for 16% of our total accounts receivable balance. No individual customer accounts receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2002.

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

Revenue Recognition

     E.piphany recognizes revenue under the following policies which are in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”:

     Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months not to be fixed and determinable, and revenue is recognized as payments become due from the customer, assuming all other revenue recognition conditions are met. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue from a license arrangement with multiple elements when vendor specific objective evidence of the fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. Vendor specific objective evidence for undelivered elements is based on normal pricing for those elements when sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

Warranties and Indemnification

     The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the FASB’s Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year following the execution of the customer agreement. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a material breach of warranty, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company did not provide for a warranty accrual as of September 30, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers, implementation partners and distribution partners against legal claims that the Company’s software products infringe certain third party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer or partner against the claim and to either settle the claim at the Company’s expense or pay damages that the customer or partner is legally required to pay to the third party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, on a pro-rated basis over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers or partners. As such, the Company did not provide for an infringement indemnification accrual as of September 30, 2003 or December 31, 2002 and has not deferred revenue recognition.

     During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within 6 months, and others within two years, from the date of closing and for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2003.

     The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2003.

Stock-Based Compensation

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of the Company’s stock and the exercise price of the option on the date of grant, if any. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(4,348)	$(13,603)	$(24,657)	$(56,909)
Add: Stock-based employee compensation
expense included in reported net loss, net of tax
effects	8	68	47	827
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(8,146)	(14,009)	(27,886)	(47,659)
Pro forma net loss	$(12,486)	$(27,544)	$(52,496)	$(103,741)
Loss per share:
Basic and diluted—as reported	$ (0.06)	$ (0.19)	(0.34)	(0.80)
Basic and diluted—pro forma	$ (0.17)	$ (0.38)	(0.72)	(1.45)

3.  Related Party Transactions

     In connection with the employment of our former chief executive officer, Roger Siboni, the Company agreed to extend credit to Mr. Siboni in the form of three personal loans, all of which were repaid in full as of September 30, 2003.

     First, in July 1998, the Company loaned $640,000 to Mr. Siboni in order to purchase 2,400,000 shares of common stock at $0.26 2/3 per share. This loan was due on July 1, 2008 and accrued interest at 5.88% per annum. As of December 31, 2002, the outstanding principal balance of this loan was $377,000 and accrued interest was $6,000. This loan was secured by 1,245,661 shares of E.piphany common stock. As of September 30, 2003, this loan was repaid in full.

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

     Mr. Siboni is currently a member of the board of directors of two of the Company’s customers. Total revenues to E.piphany from these customers were $0.1 million each for the three and nine months ended September 30, 2003 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2002, respectively. The Company had accounts receivable balances from these customers totaling $0.1 million and $0.1 million as of September 30, 2003 and December 31, 2002, respectively.

     In addition, four of the Company’s customers have board members or executive officers that were also on the Company’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to the Company from these customers were $0.2 million and $0.5 million for the three and nine months ended September 30, 2003 and $0.1 million and $1.1 million for the three and nine months ended September 30, 2002, respectively. The Company had accounts receivable balances from these customers totaling less than $0.1 million and $0.3 million as of September 30, 2003 and December 31, 2002, respectively.

4.  Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,348)	$(13,603)	$(24,657)	$(56,909)

Basic and diluted:
Weighted average shares of common stock outstanding	73,734	72,188	73,343	71,764
Less: Weighted average shares subject to repurchase	(7)	(89)	(25)	(301)

	73,727	72,099	73,318	71,463

Basic and diluted net loss per common share	$ (0.06)	$ (0.19)	$ (0.34)	(0.80)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Options excluded due to the exercise price exceeding
the average fair market value of the Company’s
common stock during the period	7,154	11,480	8,616	11,112
Options for which the exercise price was less than the
average fair market value of the Company’s common
stock during the period that were excluded as
inclusion would decrease the Company’s net loss
per share	4,956	922	3,780	2,042
Common shares excluded resulting from common
stock subject to repurchase	7	89	25	301

Total common stock equivalents excluded from diluted
net loss per common share	12,117	12,491	12,421	13,455

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

     The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158.  This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92.  Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the

IPOs of more than 300 companies during the period from late 1998 through 2000.  Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions  caused the Company’s post-IPO stock price to be artificially inflated. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000.  The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The Company has elected to participate in the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

6.  Restructuring

     In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), and with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as applicable. Under EITF 94-3 and SFAS 146, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

     The following table summarizes the Company’s restructuring accrual as of September 30, 2003 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Other Restructuring Activities	Total
Accrued balance at December 31, 2001	$ 58	$ —	$ 32,350	$ —	$ 32,408

Charges accrued during 2002 - Plan 1	1,070	157	190	—	1,417
Charges accrued during 2002 - Plan 2	1,542	2,290	4,662	—	8,494
Adjustments to previous estimates - Plan 1	—	—	2,523	—	2,523
Adjustments to previous estimates - Plan 2	131	791	2,730	—	3,652
Cash payments - Plan 1	(914)	—	(8,967)	—	(9,881)
Cash payments - Plan 2	(1,647)	—	(568)	—	(2,215)
Non-cash activity - Plan 1	(214)	(157)	—	—	(371)
Non-cash activity - Plan 2	—	(3,081)	—	—	(3,081)

Accrued balance at December 31, 2002	$ 26	$ —	$ 32,920	$ —	$ 32,946

Charges accrued during 2003 - Plan 3	620	301	122	236	1,279
Adjustments to previous estimates - Plan 1	—	—	1,727	—	1,727
Adjustments to previous estimates - Plan 2	(13)	—	842	—	829
Cash payments - Plan 1	—	—	(4,974)	—	(4,974)
Cash payments - Plan 2	—	—	(1,213)	—	(1,213)
Cash payments - Plan 3	(633)	—	(111)	(236)	(980)
Non-cash activity - Plan 2	—	—	—	—	—
Non-cash activity - Plan 3	—	(301)	—	—	(301)

Accrued balance at September 30, 2003	—	—	29,313	—	29,313
Less: current portion	—	—	(7,547)	—	(7,547)

Restructuring costs, net of current portion	$ —	$ —	$ 21,766	$ —	$ 21,766

     Severance and related charges primarily result from involuntary termination benefits and related payroll taxes. The impairment of property and equipment primarily relates to leasehold improvements and other property and equipment impaired as a result of the abandonment of leased facilities and the reduction of headcount. Lease costs reflect remaining operating lease obligations and brokerage fees stated at actual costs reduced by estimated sublease income. The Company calculates the estimated costs of abandoning these leased facilities, including estimated sublease costs and income, with the assistance of market information trend analyses provided by commercial real estate brokerage firms retained by the Company. Charges shown as other restructuring activities consist of the net loss on the sale of the Company’s subsidiary located in Japan and related costs.

Year ended December 31, 2002

     In the first quarter of 2002, the Company completed restructuring activities associated with Plan 1 by further reducing the number of employees by 19. Of these, 13 were engaged in sales and marketing activities, 4 were engaged in professional services activities and 2 were engaged in general and administrative activities. This reduction consisted primarily of sales employees located in Asia, Australia and the United States. Included in severance and related charges is a non-cash charge of $0.2 million for the acceleration of vesting of certain stock options in connection with terminated employees.

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

     In addition to these charges, the Company recorded adjustments during 2002 to previously recorded restructuring estimates. Adjustments totaling $6.2 million were recorded primarily to reflect changes in estimated lease costs related to the offices in or near Boston, New York, Chicago and London which resulted from continued deterioration of real estate markets in those locations.

Nine months ended September 30, 2003

     On January 1, 2003, the Company adopted the provisions of SFAS 146 which revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3. As of December 31, 2002, a formal commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most exit and disposal costs. Instead, companies must record exit or disposal costs when they are incurred and can be measured at fair value, and must subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002.

     During the first quarter of 2003, the Company initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia, and Latin America by transitioning these markets to an indirect sales model. This plan was completed in the third quarter of 2003 and resulted in the sale of the Company’s subsidiary located in Japan, the abandonment of leased facilities in Australia and in a reduction in the number of employees by 18. Of the total employee reduction, most had been engaged in sales and marketing activities. The sale of the Company’s subsidiary closed in July, 2003 when the Company sold all of the outstanding capital stock of E.piphany Software, K.K (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. At the time of the sale, the subsidiary had $4.4 million in net assets resulting in a charge to other restructuring activities of approximately $0.2 million.

     For the three and nine months ended September 30, 2003, the Company recorded a charge of $0.2 million and $0.6 million, respectively, for severance and related charges, $0.1 million and $0.3 million, respectively, for the impairment of property and equipment, $0 and $0.1 million, respectively, of lease costs, and $0.2 million and $0.2 million, respectively, in other restructuring activities associated with Plan 3. In addition, the Company recorded adjustments to previously-recorded restructuring estimates totaling $2.6 million primarily to reflect changes in estimated lease costs related to the offices in the U.S. and the United Kingdom.

     The accrued liability of $29.3 million at September 30, 2003 is net of $31.5 million of estimated sublease income. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

7.  Segment Information

     The Company is organized and operates as one business segment, which is responsible for the design, development, marketing and sale of software products and related services. The Company distributes its products in the United States and in foreign countries through direct sales personnel and indirect channel partners.

     The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
United States	$15,615	$13,736	$47,105	$44,171
United Kingdom	1,775	2,511	5,658	6,365
Canada	1,946	72	2,730	1,841
Rest of world	4,872	3,476	13,384	8,962

Total	$24,208	$19,795	$68,877	$61,339

8.  Goodwill and Purchased Intangible Assets

     In the first quarter of 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets” which states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company completed a transitional test and an annual impairment test during the first and fourth quarters of 2002, respectively, which did not result in an impairment charge. The Company has not completed an impairment test during the nine months ended September 30, 2003 as there have been no impairment indicators during this time. The Company plans to complete an annual impairment test during the fourth quarter of 2003. Definite lived intangible assets will continue to be amortized over their estimated useful lives.

     Information regarding the Company’s definite lived intangible assets is as follows (in thousands):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance
Purchased technology	$17,652	$(16,218)	$1,434	$17,652	$(12,165)	$5,487
Customer list	1,332	(1,332)	—	1,332	(1,071)	261

Total	$18,984	$(17,550)	$1,434	$18,984	$(13,236)	$5,748

(1)  Gross carrying amount is presented net of an impairment charge, taken as of September 30, 2001, and net of accumulated amortization as of that date.

     The Company will continue to amortize other intangible assets of $1.4 million on a straight-line basis over their remaining useful lives. Amortization of other intangible assets for the three months ended September 30, 2003 and 2002 was $0.8 million and $2.6 million, respectively, and for the nine months ended September 30, 2003 and 2002 was $4.3 million and $7.9 million, respectively. Amortization related to these intangibles is expected to be $0.8 million for the fourth quarter of 2003 and $0.6 million for fiscal year 2004.

9.  Other Income, Net

     Other income, net consists primarily of interest income from investments. For the nine months ended September 30, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed by one of our acquired companies in October 1999.

10.  Income Taxes

     For the three and nine months ended September 30, 2003, the Company recorded a provision for income taxes of $0.4 million and $0.5 million, respectively, primarily as a result of withholding taxes on payments from certain foreign customers.

11.  Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) plus all other non-owner changes in equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,348)	$(13,603)	$(24,657)	$(56,909)
Change in unrealized gain (loss) on
investments	(226)	123	(21)	256
Change in foreign currency translation
adjustment	(385)	(271)	(577)	13

Comprehensive losses	$(4,959)	$(13,751)	$(25,255)	$(56,640)

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

     We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, consulting, and maintenance fees. In September 1999 and January 2000, we raised a total of approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions in exchange for our stock consideration including the acquisitions of RightPoint Software, Inc., Octane Software, Inc., eClass Direct, Inc. and Moss Software, Inc. These acquisitions increased our customer base, increased the number of our employees and expanded our product suite. As a result of these acquisitions, we recorded goodwill and purchased intangible assets of approximately $3.3 billion representing the difference between the value of the consideration paid in our stock and the value of the net assets acquired.

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

     While the worldwide economic downturn has resulted in lower revenue levels compared to 2000 and 2001, we continue to believe that there is a market for our products and an opportunity to grow revenue from the sale of our products.  Although we have significantly reduced our operating expenses, we continue to incur operating losses in order to execute our strategy to grow revenue by, among other things, improving our products, enhancing their visibility in the market, and improving our ability to sell and distribute them. We believe that the investments we are making will afford us an opportunity to benefit from the market for CRM products that may exist if and when technology spending improves.

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, consulting, maintenance and training services. Through September 30, 2003, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically or on compact disk.

     Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, eLoyalty or IBM. Alternatively, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services can be acquired on either a fixed fee or a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third party consulting organizations.

Cost of Revenues and Operating Expenses

     Our cost of product license revenues primarily consists of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consists of salaries and related expenses for our professional services, maintenance and training organizations, an allocation of facilities, information technology and depreciation expenses, as well as the cost of reimbursable expenses and the cost of subcontracting professional services from third party consulting organizations that provide consulting services to our customers. Cost of revenues also includes the amortization of purchased technology arising from our acquisitions. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facilities, information technology, communications and depreciation expenses.

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

Critical Accounting Policies and Estimates

     Accounting policies, methods and estimates are an integral part of the condensed consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are normally based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant and subject to the exercise of judgment include revenue recognition policies, allowances for doubtful accounts, the measurement and recoverability of goodwill and purchased intangible assets, restructuring accruals for the abandonment of certain leased facilities, and stock-based compensation. These policies and our practices related to these policies are described below and in Notes 2, 6 and 8 of Notes to Condensed Consolidated Financial Statements.

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

     We do not record revenue on sales transactions when collectability is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectability requires significant judgment.

     To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. From the first quarter of 2001 through the second quarter of 2002, third-party consulting organizations were primarily responsible for implementation services for the majority of our license arrangements. In the second half of 2002, we were responsible for the implementation on the majority of contracts, resulting in more revenue being recognized under SOP 81-1 in the second half of 2002 and the first half of 2003.  During the nine months ended September 30, 2003, approximately 31% of license revenue was recognized under SOP 81-1 compared to 19% for both the nine month period ended September 30, 2002 and the fiscal year 2002. We believe that this increase was temporary and related to a major product release in the third quarter of 2002.  During the first nine months of 2003, third parties were responsible for the majority of implementations.

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

Allowances for Doubtful Accounts

     A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. When we believe a collectability issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectable. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would result in additional general and administrative expense in the period such determination is made.

Acquisitions, Goodwill and Purchased Intangible Assets

     We record goodwill and purchased intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount is classified as goodwill. Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill is not amortized to expense but is periodically assessed for impairment. The allocation of the acquisition cost between the various purchased intangible assets including, in-process research and development, therefore, has a significant impact on our operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

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

Restructuring Charges

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $29.3 million at September 30, 2003 is net of $31.5 million of estimated sublease income. Of this total sublease income, $13.5 million represents future sublease income due under non-cancelable subleases and $18.0 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

Stock-Based Compensation

     We elect to account for compensation expense related to stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of our stock and the exercise price of the option on the date of grant, if any. This election is available to companies under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had we elected to apply the fair value method for valuing stock options under SFAS 123, our net loss and net loss per share would have been substantially higher as discussed in Note 2 to the Condensed Consolidated Financial Statements. The fair value method of option valuation was applied for disclosure purposes by utilizing the Black-Scholes option-pricing model. This option-pricing model is commonly used by companies to calculate the fair value of options under SFAS 123 and utilizes certain variables including the exercise price of the option, expected life of the option, the market value of the underlying stock as of the grant date, the expected volatility of the underlying stock during the life of the option, and a risk-free interest rate of return. Although some of these variables are known at the date of grant, other variables are based on estimates of future events. Changes in these estimates may have a material impact on the compensation expense calculated under the fair value method. For example, an increase in the estimated expected life of the option or the stock volatility would increase the fair market value of the option and result in an increase to compensation expense calculated under the fair value method.

Results of Operations

Revenues

     The following table sets forth our revenues for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Revenues:
Product license	$10,239	42%	$ 6,756	34%	$30,169	44%	$24,484	40%
Services	13,969	58%	13,039	66%	38,708	56%	36,855	60%

	$24,208	100%	$19,795	100%	$68,877	100%	$61,339	100%

     The increase in revenues for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, was primarily due to an increase in revenues from our North America region which consists of the United States and Canada. Revenues from North America increased by $3.8 million, or 27%, revenues from the United Kingdom decreased by $0.7 million, or 29%, and revenues from the rest of the world increased by $1.4 million, or 40%. For the nine months ended September 30, 2003 revenues from North America increased by $3.8 million, or 8%, revenues from the United Kingdom decreased by $0.7 million, or 11% and revenues from the rest of the world increased by $4.4 million, or 49%. We expect to focus the majority of our direct sales and marketing activities in North America and Europe. Therefore, we expect that a higher percentage of our revenues will be derived from these geographies in the future.

     The increase in product license revenues for the three and nine months ended September 30, 2003, as compared to the same periods in the prior year, was due to an increase in the sale of product licenses in our North America region. The increase in product license sales is primarily due to demand generated by the release of our E.6 suite of software products during the quarter ended September 30, 2002 and the continued maturity and market acceptance of these products. In addition, while the sale of our product licenses decreased in our Asia Pacific and Latin America regions, revenues in these regions increased due to an increase in revenues recognized under SOP 81-1 on licenses sold in previous periods.

     The increase in services revenues for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002, was due to an increase in both maintenance and professional services revenues. The increase in services revenues for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, was due to an increase in maintenance revenue offset, in part, by a decrease in professional services revenue. The increase in maintenance revenue for both the three and nine month periods ended September 30, 2003 was attributable to maintenance contracts sold with new licenses in addition to a high rate of maintenance agreement renewals by our existing installed base. The decrease in professional services revenue for the nine months ended September 30, 2003 was attributable to more of our customers contracting directly with third party integrators during the first half of 2003.

Cost of Revenues

     The following table sets forth our cost of revenues for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Cost of revenues:
Product license	$ 419	2%	$ 301	2%	$ 1,083	2%	$ 871	1%
Services	6,993	29%	7,740	39%	$22,007	32%	23,934	39%
Amortization of purchased technology	755	3%	2,438	12%	$ 4,053	6%	7,295	12%

Total cost of revenues	$ 8,167	34%	$10,479	53%	$27,143	40%	$32,100	52%

Gross profit	$16,041	66%	$ 9,316	47%	$41,734	60%	$29,239	48%

     Cost of revenues includes the cost of license revenues, the cost of services revenues and the amortization of purchased technology. The cost of revenues decreased for the three and nine month periods ended September 30, 2003 primarily due to a decrease in the amortization of purchased technology and a decrease in the cost of services revenues.

     Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date.

     Cost of services revenues consists primarily of personnel and related costs of providing professional, maintenance and training services. Cost of services revenues for the quarter ended September 30, 2003 decreased as compared to the quarter ended September 30, 2002 primarily due to a reduction in third party integrator costs in Europe. Cost of services revenues for the nine months ended September 30, 2003 decreased as compared to the nine months ended September 30, 2002 as a result of a reduction in the number of internal professional services employees and the related overhead and facilities costs, offset in part by an increase in travel expenses. The decrease in cost of services as a percentage of revenue is primarily due to a higher proportion of maintenance revenue, which has more favorable margins than professional services and training revenue, as well as a reduction of the number of services employees. The number of services employees decreased by 40 during 2002 and by 12 during the nine months ended September 30, 2003. Most of the reduction in services employees occurred during the six months ended June 30, 2002, when we reduced the number of services employees from 174 to 137. Of the total reduction, 25 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

     Amortization of purchased technology for the three and nine months ended September 30, 2003 decreased as compared to the same periods in the prior year due primarily to the full amortization of RightPoint purchased technology assets as of December 31, 2002. To a lesser extent, the decrease was also due to the full amortization of Octane and eClass purchased technology assets as of May 31, 2003. Purchased technology assets of $1.4 million are included in purchased intangibles on our Condensed Consolidated Balance Sheets and are being amortized on a straight-line basis over their remaining useful lives. Amortization of purchased technology is expected to be a total of $0.8 million for the remaining three months of 2003 and $0.6 million for 2004.

Operating Expenses

Research and Development

     The following table sets forth our research and development expenses for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Research and development	$7,753	32%	$8,318	42%	$24,495	36%	$25,884	42%

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. The decrease in research and development expenses for the three and nine months ended September 30, 2003 as compared to the same periods in the prior year are due to a decrease in localization costs related to the Japan market as well as a reduction of facilities and overhead expenses resulting from the abandonment of facilities under our restructuring plans. While we continue to consider ways of improving our cost structure relative to our research and development activities, including the use of more overseas development resources, we believe that investments in product development are essential to our future success, and these expenses may increase in the future.

Sales and Marketing

     The following table sets forth our sales and marketing expenses for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Sales and marketing	$9,947	41%	$12,169	61%	$33,334	48%	$41,843	68

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decrease in sales and marketing expenses for the three and nine months ended September 30, 2003 as compared to the same periods in the prior year were due primarily to a reduction in the number of sales and marketing employees and lower overhead and facilities costs as a result of our restructuring plans. The decrease was also due to lower spending on sales and marketing programs. The number of sales and marketing employees decreased by 87 during 2002 and by 41 during the nine months ended September 30, 2003. Of the total reduction, 65 related to the restructuring of our operations.

General and Administrative

     The following table sets forth our general and administrative expenses for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
General and
administrative	$2,831	12%	$3,060	15%	$8,318	12%	$9,447	15%

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. General and administrative expenses for the quarter ended September 30, 2003 decreased as compared to the quarter ended September 30, 2002 primarily due to a reduction in facilities and other overhead expenses resulting from the restructuring of our operations. General and administrative expenses for the nine months ended September 30, 2003 decreased as compared to the nine months ended September 30, 2002 due primarily to the reduction in spending on external professional services such as legal, tax and temporary services as well as a reduction in the number of general and administrative employees. The number of general and administrative employees decreased by 28 during 2002 and by 5 during the nine months ended September 30, 2003. Most of this reduction in general and administrative employees occurred during the six months ended June 30, 2002 when we reduced our general and administrative employees from 99 to 67. Of the total reduction, 22 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

Restructuring Charges

     The following table sets forth our restructuring charges for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Restructuring charges	$518	2%	$419	2%	$3,840	6%	$12,141	20%

     In the quarter ended September 30, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”, (“EITF 94-3”), and with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as applicable. Under EITF 94-3 and SFAS 146, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the United States and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

     During the first quarter of 2003, we initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia, and Latin America by transitioning these markets to an indirect sales model. This plan was completed in the third quarter of 2003 and resulted in the sale of our subsidiary located in Japan, the abandonment of leased facilities in Australia and a reduction in the number of employees across all of these geographies by 18. Of the total employee reduction, most had been engaged in sales and marketing activities. For the nine months ended September 30, 2003, we recorded a charge of $0.6 million for severance and related charges, $0.3 million for the impairment of property and equipment, $0.1 million of lease costs, and $0.2 million in other restructuring activities associated with Plan 3. In addition, the Company recorded adjustments to previously-recorded restructuring estimates totaling $2.6 million primarily to reflect changes in estimated lease costs related to the offices in the U.S. and the United Kingdom.

     The increase in restructuring charges for the period ended September 30, 2003 over the same period last year is due to charges related to the sale of our subsidiary in Japan during the quarter ended September 30, 2003. The decrease in restructuring charges for the nine months ended September 30, 2003 compared to the same period last year is primarily due to the completion of restructuring activity under Plan 2 initiated in 2002 and a decrease in charges taken as a result of charges in estimated lease costs. See further details in Note 6 of Notes to Condensed Consolidated Financial Statements.

Other Income, Net

     The following table sets forth our other income, net for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Other income, net	$1,090	5%	$1,324	7%	$4,426	6%	$4,420	7%

     Other income, net consists primarily of interest income from investments. Other income, net, for the three months ended September 30, 2003 decreased as compared to the three months ended September 30, 2002 due to a decrease in interest income as a result of a decrease in the average rate of return on our investments and lower average cash and investment balances. For the nine months ended September 30, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed by an acquired company in October 1999. Other income, net was unchanged for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to a decrease in interest income during 2003 offset by the recognition of $0.8 million on the termination of the partner agreement.

Provision for Taxes

     The following table sets forth our provision for taxes for the three and nine months ended September 30, 2003 and September 30, 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Provision for taxes	$414	2%	$ —	—%	$522	1%	$ —	—%

     Provision for taxes consists primarily of withholding taxes due on payments from certain foreign customers.

Liquidity and Capital Resources

     As of September 30, 2003, our primary sources of liquidity consisted of $140.7 million in cash, cash equivalents and short-term investments and $123.7 million in long-term investments for a total of $264.4 million in cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

     Net cash used in operating activities for the nine months ended September 30, 2003 totaled $24.5 million and is a decrease from the $38.1 million cash used in operating activities for the same period in the prior year. The decrease in cash used in operations is primarily due to a reduction in our net loss offset, in part, by a decrease in deferred revenue and other liabilities. Our net loss decreased primarily due to the restructuring of our operations and our continued focus on cost control as well as an increase in revenue.

     We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will comprise a material expenditure of our cash resources. As a result, our net cash flows will depend on the level of future revenues and our ability to effectively manage costs.

     Net cash used in investing activities totaled $18.2 million for the nine months ended September 30, 2003 due primarily to the net movement from investments to cash and cash equivalents for the purpose of funding operating activities. For the same period in the prior year net cash provided by investing activities was $12.3 million which was primarily due to the maturities of investments. Investments purchased are primarily comprised of investment grade securities such as government notes and bonds with maturities which do not exceed 24 months.

     Net cash provided by financing activities totaled $3.5 million and $5.4 million for the nine months ended September 30, 2003 and 2002, respectively. Cash provided by financing activities for each period resulted primarily from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents and investments and are recorded as restricted cash and investments in the Condensed Consolidated Balance Sheets. As of September 30, 2003, we had $8.5 million of restricted cash and investments, $1.2 million of which is classified as short-term and relates to facility lease agreements that have expiration dates within 12 months, and $7.3 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from September 30, 2003.

     We lease certain equipment and our facilities under capital and operating lease agreements, which expire at various dates through 2017. In addition, we receive sublease income from noncancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of September 30, 2003 were as follows (in thousands):

   Sublease

Year Ending December 31,	Capital Leases Due	Operating Leases Due	Income Receivable	Total, Net
2003	$ 12	$ 3,354	$ (860)	$ 2,506
2004	—	11,575	(2,436)	9,139
2005	—	9,061	(1,976)	7,085
2006	—	6,333	(1,376)	4,957
2007	—	6,348	(1,357)	4,991
2008 and thereafter	—	28,612	(5,453)	23,159

	$ 12	$ 65,283	$(13,458)	$51,837

     Net operating lease commitments shown above include $29.3 million of operating lease commitments under leases for abandoned facilities, which are recorded as restructuring costs in the Condensed Consolidated Balance Sheets as of September 30, 2003. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

     We incurred net losses of $24.7 million for the nine months ended September 30, 2003, $71.7 million for the year ended December 31, 2002, $2.6 billion for the year ended December 31, 2001 and $768.5 million for the year ended December 31, 2000. We had an accumulated deficit of $3.5 billion as of September 30, 2003. We expect to continue to incur losses in the foreseeable future. These losses may be substantial and we may never become profitable. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. If we do achieve profitability in any period, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our revenues may be harmed if general and industry specific economic conditions do not improve or continue to worsen.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economies in the United States or in other territories in which we do business worsen, or do not substantially improve, our customers may delay or reduce their spending on customer relationship management software. When economic conditions weaken, sales cycles for software products tend to lengthen and companies’ information technology budgets tend to be reduced. When this happens, our revenues suffer and our stock price may decline.

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

     We have recently experienced price erosion with respect to some of our products as new competitors enter the market and existing competitors reduce prices. Our strategy is to develop, market and support a broad set of customer relationship management products. If we are not effectively able to develop, market and support a diversified portfolio of products, our revenues and operating margins will be harmed.

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

     Although no single customer accounted for more than 10% of total revenues for the three and nine months ended September 30, 2003 or for the year ended December 31, 2002, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.

Our limited operating history makes financial forecasting and evaluation of our business difficult.

     Our limited operating history makes it difficult to forecast our future operating results. We were founded in November 1996. Our revenue and income potential is unproven. We received our first revenues from licensing our software and performing related services in early 1998. Since we do not have a long history upon which to base forecasts of future operating results, any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

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

     Our liability insurance may not be adequate to cover all of the expenses resulting from a claim. In addition, if our customers do not find our services to be of high quality or are otherwise dissatisfied with our services, we may lose revenue.

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

If the market for our products does not grow, our revenues will not increase.

     If the market for customer relationship management software does not grow as quickly, or become as large, as we anticipate, our revenues will be lower than our expectations. Our market is still emerging, and our success depends, in part, on its growth. Our potential customers may:

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

Our marketing and sales activities in international markets may require us to incur significant expenses.

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

     Despite our plans to reduce our direct marketing and sales activities by transitioning to an indirect sales model in international territories, our international operations require a significant amount of attention from our management and substantial financial resources. As of September 30, 2003, we had 74 employees located in Asia, Australia, Canada, Europe and Latin America.

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

     We have made a strategic decision to base our products on the Java 2, Enterprise Edition (J2EE) family of technologies. Although J2EE is a widely adopted industry standard, a competing technology from Microsoft called .NET seeks to challenge J2EE as an enterprise IT architecture. If .NET gains competitive advantage over J2EE in the marketplace at large, we may be competitively disadvantaged, and may need to re-engineer our products to adopt the .NET architecture. This capability affords our customers greater flexibility in the deployment of our software products. If we fail to successfully develop and maintain products compatible with these operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products collect and analyze data to profile customers’ characteristics and preferences. This data may be stored in a variety of our customers’ existing software systems, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we fail to enhance our software to collect data from new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

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

     From time to time, patent holders contact us for the purpose of licensing to us various intellectual property rights. We cannot assure you that the holder of the patents will not file litigation against us or that we would prevail in the case of such litigation. Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or result in infringement claims against our licensee’s, giving rise to an obligation by us to indemnify and hold our licensees harmless against such claims. Further, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction limiting or prohibiting the distribution or use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

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

     Our pending patent and trademark applications may not be allowed or competitors may successfully challenge the validity or scope of these applications. In addition, our patents may not provide a significant competitive advantage. Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently, which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, which could impair our ability to protect our intellectual property rights in such jurisdictions.

     In addition, we typically charge for our software based on the number of users at a particular site that are authorized to use the software or by restricting other rights, such as the number of servers. Customers that have licenses to use our products could allow unauthorized use of our software. Unauthorized use is difficult to detect and, to the extent that our software is used without authorization, we may lose potential license fees.

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

     The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. The collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability. In addition, governments in some jurisdictions have enacted or are considering enacting legislation that governs and restricts the use of personal identifying information. Any such legislation could limit the usefulness of our software products in such jurisdictions, which could impair our ability to license our software.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of September 30, 2003, we had international operations in Asia, Australia, Europe and Latin America and conduct transactions in the local currency of each location. To date, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our financial statements has therefore not been material. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

     As of September 30, 2003, we held $9.7 million in cash and cash equivalents and restricted cash and investments consisting of highly liquid investments having maturity dates of no more than 90 days from the date of purchase. Declines of interest rates over time would reduce our interest income from these highly liquid investments. Based upon our balance as of September 30, 2003, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $0.1 million. Due to the nature of these investments, a change in interest rates would not materially change their fair market value.

     As of September 30, 2003, we held $247.4 million in short-term investments and long-term investments, each of which consisted of taxable fixed income securities having maturity dates between three months and two years from the date of purchase. A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.5 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $2.0 million.

     As of September 30, 2003, we did not have any debt outstanding other than capital lease obligations.

     The following summarizes our short-term and long-term investments and the weighted average yields of each category of such investments as of September 30, 2003 (in thousands, except interest rates):

	Expected Maturity Dates
	2003	2004	2005	2006	2007	Thereafter	Total
Corporate bonds	$0	$21,781	$24,441	$—	$—	$—	$46,222
Weighted average yield	0%	1.77%	1.82%	—	—	—	1.93%
Government notes/bonds(1)	$7,606	$56,755	$56,557	$—	$—	$—	$120,918
Weighted average yield	1.32%	1.99%	1.76%	—	—	—	1.84%
Auction rate securities(2)	$80,275	$—	$—	$—	$—	$—	$80,275
Weighted average yield	1.15%	—	—	—	—	—	1.15%

Total investment securities	$87,881	$78,536	$80,998	$—	$—	$—	$247,415

(1) Government notes/bonds consists primarily of government agency notes and includes, to a lesser extent, taxable municipal bonds.

(2) Auction rate securities consist primarily of taxable municipal bonds having reset dates of less than 45 days. A significant portion of the Company’s short term investments consist of these instruments as they typically provide a higher rate of return than money market funds while maintaining a low level of risk and a high degree of liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this quarterly report on Form 10-Q, our management including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting that occurred over the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     E.piphany, two of our current officers, one of our former officers and three underwriters in our initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158.  This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92.  Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000.  Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of our common stock were sold in our IPO contained certain false and misleading statements regarding the practices of our underwriters with respect to their allocation of shares of common stock in our IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused our post-IPO stock price to be artificially inflated.  The consolidated amended complaint in our case seeks unspecified damages on behalf of a purported class of purchasers of our common stock between September 21, 1999 and December 6, 2000.  The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all of the underwriter defendants and the majority of issuer defendants including E.piphany. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. A proposal has been made for the settlement and release of claims against the issuer defendants, including E.piphany. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. E.piphany has elected to participate in the settlement. If the settlement does not occur, and litigation against E.piphany continues, E.piphany believes it has meritorious defenses and intends to defend the case vigorously.

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

     Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, E.piphany and several other public companies have been asked to provide information relevant to these proceedings. In response, we have provided information and are otherwise cooperating with these entities. Based on discussions with these entities, we do not believe that E.piphany, or any of its directors and officers, is the target of any of these investigations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index attached hereto.

(b)	Reports on Form 8-K

On July 24, 2003, we furnished our earnings release for the second quarter of 2003 to the Securities and Exchange Commission on a Form 8-K.

On July 28, 2003, we reported to the Securities and Exchange Commission on a Form 8-K that that on or about Tuesday, July 29, 2003, Roger Siboni, the Company’s Chairman of the Board and former President and Chief Executive Officer, intended to sell 200,000 shares of Company common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE:	November 12, 2003	SIGNATURE:	/s/ Karen A. Richardson

Karen A. Richardson
Chief Executive Officer

DATE:	November 12, 2003	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
3.1*	Restated Certificate of Incorporation of the Registrant, as amended on December 18, 2000
3.2**	Restated Bylaws of the Registrant.
4.1***	Form of Stock Certificate.
10.1	Non-Employee Director Deferred Compensation Plan, Amended and Restated as of August 15, 2003.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.

**

Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

***	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.