Form 10-K
period 2003-12-31
E PIPHANY INC
filed 2004-03-08
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number 000-26881

E.piphany, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0443392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

475 Concar Drive San Mateo, California	94402
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 356-3800

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2003 was $274,521,239. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of January 31, 2004 was 74,881,955.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K reference
(1) Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A for the stockholder meeting scheduled for May 28, 2004 are incorporated by reference into Part III of this Report.
Part III

PART I

Item 1.  Business

Overview

We develop, market and license the E.piphany® E.6TM software suite, an integrated set of customer relationship management, or CRM, software products. These CRM products are used by large companies to better manage their customer relationships by optimizing marketing, sales and customer service business processes and customer interactions. Our products enable companies to collect and analyze customer data to interact with customers more efficiently and effectively across all inbound and outbound touch points. A key strength of the E.6 Suite is its integration of operational CRM with analytical CRM. Our operational CRM capabilities automate customer-related business processes, such as customer service or sales processes, across a variety of communications and distribution channels. Our analytical CRM capabilities analyze large volumes of customer data, providing insight into customers’ characteristics and preferences to deliver more effective marketing campaigns and customer interactions. Companies deploy these capabilities independently or as blended applications that combine both operational and analytical CRM to grow revenue, increase profitability, and to improve customer satisfaction.

The CRM industry has evolved substantially over the past decade as customers have begun to require broader, more flexible solutions that address complex, enterprise-wide business problems. First-generation CRM products have only been able to address the requirements of individual corporate divisions within larger enterprises. Typically, these earlier generation products were not designed to address business processes that span multiple departments, end-users and external systems. If a company wished to implement an integrated system, it would have to remove its existing systems and consolidate its data and functionality into a new system, or alternatively, build highly complex integrations to existing systems. Many of these projects are expensive and have had low success rates. In order to avoid many of these problems, today, companies are beginning to rely on more modular CRM software products that can be deployed gradually and which are able to co-exist with, rather than replace, existing systems.

In order to provide modular application functionality that can be deployed incrementally and leverage existing system and infrastructure investments, we have developed our products on a software platform that we call the Customer Relationship Backbone, or CRB. CRB is based on an open standard programming framework that is interoperable with most software and hardware platforms and which enables software to be written as separate but interrelated components of functionality. These components, or “Web services,” may be combined with other internal components or with external systems to address specific application requirements. Web services refer to open Internet standards that allow software components to provide their functionality and data as a “service” to other components or applications. For example, a call center agent using E.piphany Service may be able to access an order status by using Web services technology to access functionality in a back-office order fulfillment system. By leveraging the benefits of Web services standards, E.piphany offers greater deployment flexibility, easier integration, and a broader choice of compatible software and hardware platforms.

Companies are also increasingly demanding more intelligent software applications that optimize business processes based on the analysis of customer data and interactions. Traditionally, these types of analytical capabilities were primarily used by marketing departments to better understand customer trends and to design outbound marketing campaigns. Many companies are now realizing the benefits of applying these same analytical capabilities to a wider range of business problems, and integrating these capabilities into operational systems to enable better-informed decisions and optimized customer relationships.

The E.6 Suite also addresses companies’ requirements for greater analytical capabilities and the integration of those capabilities with operational systems. We offer a range of analytical components and applications for consolidating data from external systems into a central repository, analyzing that data for customer characteristics and preferences, and building highly targeted lists of customers for marketing campaigns. We also provide a real-time analytical capability that is able to make recommendations to optimize each interaction with a customer by performing analysis as the interaction is happening. All of these analytical capabilities are built on Web services standards such that they can be integrated with our operational CRM components or external systems. For example, analytical functionality can be integrated into a call center application to prompt an agent with a statistically optimal cross-sell offer for the customer the agent is assisting.

We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, professional services and maintenance fees. In September 1999 and January 2000 we raised a total of approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions using stock consideration including the acquisition of RightPoint Software, Inc., Octane Software, Inc. and Moss Software, Inc. In November 2003, we released version 6.5 of our product suite. This version was a major milestone in a multi-year development effort to consolidate all of our acquired products onto a single, technically integrated technology platform which provides greater value to our customers and increases our development productivity.

Products

The E.6 Suite consists of three principal product lines: E.piphany Marketing, E.piphany Sales and E.piphany Service. With products from each of these product lines, customers may also license certain analytical CRM capabilities, including our E.piphany Insight products for batch-based, on-line analytical processing and data mining analysis and our E.piphany Interaction Advisor products for real-time data analysis. Our Interaction Advisor products use a combination of historical, personal and contextual data to create a real-time customer profile, and then apply a unique combination of real-time analytics and business rules to deliver the highest-impact communications at the moment of customer interaction. It then measures the results and continuously adjusts itself to improve effectiveness over time.

The E.6 Suite of products is comprised of multiple interoperable components or services, which can be combined with each other or third-party components to deploy composite applications that solve specific business problems in marketing, sales and customer service. Our software products can be deployed simultaneously or in incremental steps as our customers seek to address new business problems. Our customers can deploy our software solutions to enhance or replace previously installed software products.

E.piphany Marketing

E.piphany Marketing allows employees in a company’s marketing department to collaborate on planning and designing both outbound and inbound marketing campaigns that target customers based on their specific characteristics and preferences. Once a campaign is designed, our software applications are able to execute the campaign through direct mail, personalized e-mail, customized web pages and other points of customer interaction. When campaigns are executed, E.piphany Marketing analyzes response data to improve future campaigns. Our customers use our real-time decision-making capabilities with E.piphany Marketing to make optimal marketing recommendations based on historical customer data, information generated during a customer interaction in real time, or other information about the customer’s life cycle — enabling organizations to take advantage of each customer “touch” to extend the customer relationship.

E.piphany Sales

E.piphany Sales enables a company’s sales personnel to be more effective in managing their customer relationships by enabling them to better manage their sales cycles, including identifying the most promising leads, preparing for sales interactions and following up in the most appropriate manner. Companies use E.piphany Sales to achieve higher sales success rates, deeper account penetration and increased revenue. E.piphany Sales provides sales professionals access to real-time information through web browsers, disconnected laptop computers, wireless phones, personal digital assistants and other devices. Our customers use our real-time decision-making capabilities with E.piphany Sales to intelligently guide sales personnel through the sales process with optimal recommendations for delivery to customers.

E.piphany Service

E.piphany Service helps customer care representatives and call center agents respond to customer requests, issues, inquiries and opportunities, as well as enables customers to help themselves over the web. E.piphany Service provides an integrated view of a company’s communication channels, including the internet, e-mail, telephone, fax and other touch points. By incorporating our analytical and marketing technology, our intelligent customer service software solutions enable customer contact representatives to have a single view of all of each customer’s data that has been collected from multiple sources, and make relevant offers and service recommendations based on that information. Our customers use our real-time decision-making capabilities with E.piphany Service, for example, to optimize the routing of inbound customer calls and prompt customer service agents with information to optimize the interaction with the customer.

Technology

Key elements of our software technology include the following:

J2EE Development Framework. CRB is based on the Java 2 platform, Enterprise Edition, or J2EE, development framework and leverages web services standards. The Java platform contains an open standard programming language that is interoperable with most software and hardware platforms. These open standards enable E.piphany, our partners and our customers to produce software applications that are easier to develop, configure and integrate with existing systems. These systems could include third party software products or other E.piphany products, whether written natively in Java or in other programming languages. For example, this approach enables customers to seamlessly deploy in their J2EE environments the E.piphany Interaction Advisor and Campaign Management for Email products which contain components that are written in a non-java programming language, via standard Java interfaces.

Web-based user interfaces. Our browser-based, web architecture allows all application functionality to be accessed through an easy-to-use web browser which requires no software installation on the user’s computer. Instead, application logic is managed on a central application server, or series of servers. As a result, systems administrators can make application changes in a single location and need not make numerous changes on each user’s desktop.

Metadata configuration. Implementation teams make changes to our applications using our E.piphany Studio graphical configuration tools. These configurations are stored in a central repository of metadata—data that describes all the changes made to the application’s user interface, data elements, business rules, and business processes. As a result, maintenance, upgrades and changes to an application are easier than with earlier generation approaches where customizations were made by writing new software code for each element of the application.

Dynamic processes. Our Dialogs and Workflow process services allow managers and analysts to define and automate processes through visual designer tools. Our Intelligent Business Rules capability enables our customers to define and enforce optimal business processes. Because we have designed these process management capabilities to be dynamic, changes can be made rapidly to adapt to new business conditions or strategies. These dynamic processes can also leverage customer analytics and real-time intelligence to inform and optimize interactive processes.

Advanced data integration technologies. The data integration capabilities in the CRB enable our applications to obtain a single, consistent view of all customer information, whether that information is stored in a local database or in external systems. To accomplish this, CRB provides a “virtual” model of the application data, and then maps the virtual model to the physical location of the data using open standards such as web services, as well as Enterprise Application Integration, or EAI, middleware from third-party vendors.

Batch and real-time analytics. We provide a broad range of analytics — including online analytical processing, or OLAP, data mining, collaborative filtering and real-time likelihood estimation — and integrate them tightly into marketing, service and sales applications. We have developed a number of proprietary analytic capabilities which enable rapid performance of sophisticated analytic processes.

Multiple server support. The E.6 Suite is designed to scale to meet the needs of the world’s largest enterprises — hundreds of millions of customer records, thousands of simultaneous users and millions of transactions each day. For greater scalability and reliability, we support modern horizontal computing architectures. A key capability that supports this scalability is our support for clusters of multiple application servers, so that during heavy use there are additional and/or redundant application servers to handle application processing.

Unicode Support. Our products natively support Unicode, an industry standard that makes it possible for an application to support multiple languages to meet the global requirements of large companies. The Unicode industry standard provides support for almost every written language. We have taken advantage of this capability by translating several of our applications into numerous languages.

Sales, Marketing and Distribution

To date, we have sold our products primarily through our direct sales force. We use a variety of marketing programs to build market awareness of our company, brand name and products, as well as to attract potential customers. These programs include our own market research, product and strategy updates with industry analysts, public relations activities, direct mail programs, telemarketing and telesales, seminars, trade shows, reseller programs, speaking engagements and web site marketing. Our marketing organization also produces marketing materials to support sales campaigns to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

We have expanded our sales channels, however, through additional relationships with system integrators and indirect channel vendors. We also seek to establish relationships and alliances with major industry vendors that will add value to our products and expand our distribution opportunities.

Customers

As of December 31, 2003, we have sold our software products and services to nearly 500 customers. Our customers represent entities of all sizes, but our sales focus is on large global enterprises, in industries such as communications, financial services, manufacturing, retail, and travel and leisure. For each of the three years ended December 31, 2003, no customer accounted for more than 10% of our revenues.

Total international revenues for the years ended December 31, 2003, 2002 and 2001 were $30.1 million, $25.0 million and $33.8 million, respectively. This represented 31%, 30% and 26% of total revenues in 2003, 2002 and 2001, respectively. Please refer to Note 2 in the accompanying consolidated financial statements for further discussion of our geographic operations.

Research and Development

Our research and development organization is responsible for designing, developing and enhancing our software products, product testing, quality assurance and ensuring the compatibility of our products with third-party hardware and software products. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers, technical writers and support staff.

Our total research and development expenses were $31.5 million, $34.0 million and $41.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We are in the process of establishing an offshore development facility in the People’s Republic of China, or PRC. We expect to continue to grow our research and development organization in this facility. We believe that in the PRC we will be able to hire software development personnel at substantially lower costs than in the United States.

Relationships and Alliances

An important element of our strategy is to establish relationships and alliances to assist us in marketing, selling and implementing our software products. These relationships and alliances typically fall into the following categories:

Consulting and implementation relationships. We have system integrator relationships with Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, eLoyalty and IBM, among others, to implement our products and to assist us with sales lead generation. We have trained consultants in these organizations to implement and operate our products.

Technology relationships. To help ensure that our products are compatible with industry standards and take advantage of current and emerging technologies, we have formed relationships with vendors of software and hardware technologies. We currently maintain relationships with vendors such as Avaya, BEA Systems, Business Objects, Cisco, Concerto Software, Genesys, Hewlett-Packard, IBM, Microsoft, Oracle, SmartPath and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new products, education related to those products and in some cases, access to technical resources to facilitate adoption of their products. As a result, we are able to integrate our products with these vendors’ products, and can anticipate required changes to our products based on new versions of these vendors’ products.

Distribution relationships. We have entered into distribution agreements under which we license software products to other vendors for sublicensing to their customers, as well as outsourcing and application service provider, or ASP, agreements under which such vendors install and use our software products to provide hosted CRM services to their customers over the Internet. We believe that these relationships extend our sales presence in new and existing markets. We currently have reseller relationships with Accenture, EDS, E.piphany Solutions Ltd., Harte-Hanks, Hewlett-Packard, IBM, Mitsucon, Satyam Computer Services and Unisys, among others. We currently have outsourcing and ASP relationships with EDS, Harte-Hanks, Knowledgebase Marketing and Merkle, among others. Under these agreements, we offer our software products to these companies at a discount from our list prices and provide sales, marketing, training and technical support. Many of these companies have committed resources to training their employees, developing co-marketing programs and incorporating our products into their CRM marketing.

Intellectual Property and Other Proprietary Rights

Our future success depends in part on the protection of our technology. To protect our technology, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual provisions and confidentiality procedures.

We hold twelve United States patents, which expire between the years 2016 and 2020, and have applied for several other patents on our technology in the United States and internationally. We have also applied for trademarks in the United States and internationally. We also seek to protect our technology by entering into written agreements with customers and partners. Our customers who license our software products are required to sign a license agreement, which imposes restrictions on their use of our products and underlying technology. We also enter into confidentiality agreements with our employees, consultants and other third parties in order to restrict access to and use of our technology.

Competition

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete principally with vendors of traditional CRM products, enterprise resource planning products, and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, NCR, Oracle, PeopleSoft, SAP AG, SAS Institute, Siebel Systems and Unica.

We compete on the basis of multiple factors, including: the depth of our product features, our integrated analytics, the open and flexible nature of our CRB architecture, the speed of implementation, scalability and ease of use.

Employees

As of December 31, 2003, we had 428 full-time employees. Of these employees, 151 were engaged in research and development, 107 were engaged in sales and marketing, 117 were engaged in professional services and 53 were engaged in general and administrative activities. Of these employees, 366 were located in the United States and 62 were located outside the United States.

None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding E.piphany and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.epiphany.com.

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

We have a history of losses, may incur losses in the future and may not be able to sustain profitability.

We incurred net losses of $24.2 million for the year ended December 31, 2003, $71.7 million for the year ended December 31, 2002, and $2.6 billion for the year ended December 31, 2001. We had an accumulated deficit of $3.5 billion as of December 31, 2003. We may incur losses in the foreseeable future. These losses may be substantial and we may not be able to sustain profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. Although we achieved profitability in the quarter ended December 31, 2003, it cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

Our revenues may be harmed if general and industry specific economic conditions do not improve or worsen.

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

Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices of our products and services, any of which could harm our business. We compete principally with vendors of traditional customer relationship management software, enterprise resource planning software and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, NCR, Oracle, PeopleSoft, SAP AG, SAS Institute, Siebel Systems and Unica.

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

We have recently experienced price erosion with respect to particular products as new competitors enter the market and existing competitors reduce prices. Our strategy is to develop, market and support a broad set of customer relationship management products. If we are not able to effectively develop, market and support a diversified portfolio of products, our revenues and operating margins will be harmed.

Our competitors have made and may continue to make strategic acquisitions or establish cooperative relationships among themselves or with other software vendors. This may increase the capability of their products and reduce or eliminate the need for our software products. Our competitors may also establish or strengthen cooperative relationships with our current or future distributors, partners or other parties with whom we have relationships, thereby limiting our ability to sell through these channels, reducing the promotion of our products and limiting the number of personnel available to implement our software.

Variations in quarterly operating results may cause our operating results to fall below the expectations of market analysts and investors and our stock price to decline.

We expect our quarterly operating results to fluctuate. We believe, therefore, that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues and operating results could vary significantly from quarter to quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis or fall below the expectations of market analysts and investors in a particular quarter are:

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	customers’ decisions to defer or cancel orders or implementations, particularly large orders or implementations, from one quarter to the next,

•	changes in demand for our software or for enterprise software generally,

•	reductions in the rate at which opportunities in our pipeline convert into binding license agreements,

•	announcements or introductions of new products by us or our competitors,

•	software defects and other product quality problems,

•	our ability to release new, competitive products on a timely basis,

•	any increase in our need to supplement our professional services organization by subcontracting to more expensive consulting organizations to help provide implementation services when our own capacity is constrained,

•	restructuring and other non-recurring costs, including severance and lease abandonment costs,

•	changes in accounting, legal and regulatory requirements, and

•	our ability to hire, train and retain qualified engineering, professional services, training, sales and other personnel.

Our financial results for a particular quarter may be materially adversely affected by the delay or cancellation of large transactions.

Although no single customer accounted for more than 10% of total revenues for the three and twelve months ended December 31, 2003, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.

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

Many of our products are new, and if they contain defects, or our services are not perceived as high quality, we could lose potential customers or be subject to damages.

We released version 6.5 of our suite of products in November 2003. Our products are complex and may contain currently unknown errors, defects or failures, particularly since many are new and recently released. In the past, we have discovered software errors in our products after introduction. We may not be able to detect and correct errors before releasing our products commercially. If our commercial products contain errors, we may be required to:

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

Because our software products are used for important decision-making processes and enable our customers to interact with their customers, product defects may also give rise to liability claims. Although our license agreements with customers typically contain provisions designed to limit our exposure, some courts may not enforce all or part of these limitations. Although we have not experienced any such liability claims to date, we may encounter these claims in the future. Liability claims, whether or not successful, could:

•	divert the attention of our management and key personnel from our business,

•	be expensive to defend, and

•	result in large damages awards.

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

It typically takes us between six and twelve months to complete a sale of our products, but it can take us longer. It is difficult, therefore, to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and such customer’s purchase of products and services is relatively long due to several factors, including:

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

Doing business abroad exposes us to greater management, intellectual property and other risks and our development, marketing and sales activities in international markets may require us to incur significant additional expenses.

We market and sell our products and services abroad. Our revenue from the sale of our products and services outside of the United States accounted for 31% percent of our total revenues in 2003. In addition, in the fourth quarter of 2003, we began the process of establishing certain research and development operations in the PRC. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs,

•	differing intellectual property rights,

•	differing labor regulations,

•	changes in a specific country’s or region’s political or economic conditions,

•	limited experience and greater difficulty in managing certain foreign operations,

•	the complexity and cost of developing and maintaining international versions of our products, and

•	fluctuating exchange rates.

Our international business operations require a significant amount of attention from our management and substantial financial resources. As of December 31, 2003, we had 62 employees located in Europe and Canada

If we fail to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

Our future success depends on our ability to address the rapidly changing needs of our customers and potential customers. We must maintain and improve our existing products and develop new products that include new technological developments, keep pace with products of our competitors and satisfy the changing requirements of our customers. If we are not successful in achieving these goals, we may not gain market acceptance of our products and we may be unable to attract new customers. We may also lose existing customers to whom we seek to sell additional software products and services. To achieve increased market acceptance of our products, we must, among other things, continue to:

•	introduce new and improved customer relationship management software products,

•	improve the effectiveness and performance of our software, particularly in implementations involving very large databases and large numbers of simultaneous users,

•	enhance the flexibility and configurability of our software to enable our customers to better address their needs at a lower cost of deployment and maintenance,

•	enhance our software’s ease of use and administration,

•	develop software for vertical markets,

•	improve our software’s ability to extract data from existing software systems, and

•	adapt to rapidly evolving computer operating system and database standards and Internet technology.

We may not be successful in developing and marketing new or improved products. If we are not successful, we may lose sales to competitors and our revenues will be harmed.

If our products do not stay compatible with currently popular software programs, we may lose sales and revenues.

Our products must work with commercially available software programs that are currently popular. If these software programs do not remain popular, or we do not update our software to be compatible with newer versions of these programs, we may lose customers.

We have made a strategic decision to base our product architecture on the J2EE family of technologies. This capability affords our customers greater flexibility in the deployment of our software products. Although J2EE is a widely adopted industry standard, a competing technology from Microsoft called .NET seeks to challenge J2EE as an enterprise IT architecture. If .NET gains competitive advantage over J2EE in the marketplace at large, we may be competitively disadvantaged, and may need to re-engineer our products to adopt the .NET architecture.

If we fail to successfully develop and maintain products compatible with currently popular operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we fail to obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products interface directly with a variety of other enterprise applications, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we fail to enhance our software to interface with new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

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

In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to successfully integrate acquired technologies and employees, our business and operating results will be harmed. To successfully integrate acquired technologies and employees, we must:

•	properly evaluate the business, personnel and technology of the company to be acquired,

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

•	integrate and retain appropriate personnel,

•	geographic complexity,

•	combine potentially different corporate cultures,

•	effectively integrate products, research and development, sales, marketing and support operations, and

•	maintain focus on our day-to-day operations.

Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, consumption of cash, one-time write-offs, impairment charges, amortization expenses related to other intangible assets and assumption of contingent liabilities.

If others claim that we are infringing their intellectual property, we could incur significant expenses or be prevented from selling our products.

We cannot assure you that other companies will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. We have not conducted a search for existing intellectual property registrations and we may be unaware of intellectual property rights of others that may cover our technology.

From time to time, patent holders contact us for the purpose of licensing to us various intellectual property rights that they claim we infringe. We cannot assure you that the holder of such patents will not file litigation against us or that we would prevail in the case of such litigation. Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or result in infringement claims against our licensees, giving rise to an obligation by us to indemnify and hold our licensees harmless against such claims. Further, in the event of a successful infringement claim, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction limiting or prohibiting the distribution or use of our products. A successful claim of patent or other intellectual property infringement against us would have an immediate material adverse effect on our business and financial condition.

If we are unable to protect our intellectual property rights, this inability could weaken our competitive position, reduce our revenues and increase our costs.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, our competitive position may be significantly harmed.

Our pending patent and trademark applications may not be allowed or competitors may successfully challenge the validity or scope of these applications. In addition, our patents may not provide us with a significant competitive advantage. Other software providers could copy or otherwise obtain and use our products or technology without authorization. They also could develop similar technology independently, which may infringe our proprietary rights. We may not be able to detect infringement and may lose a competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, which could impair our ability to protect our intellectual property rights in such jurisdictions.

In addition, we typically charge for our software based on the number of users that are authorized to use the software or by restricting other rights, such as the number of servers. Customers that have licenses to use our products could allow unauthorized use of our software. Unauthorized use of our software is difficult to detect and, to the extent that our software is used without authorization, we may lose potential license fees.

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

The effectiveness of our software products relies on the storage and use of customer data collected from various sources, including information collected on web sites, as well as other data derived from customer registrations, billings, purchase transactions and surveys. The collection and use of such data for customer profiling may raise privacy and security concerns. Our customers generally have implemented security measures to protect customer data from disclosure or interception by third parties. However, the security measures may not be effective against all potential security threats. If a well-publicized breach of customer data security were to occur, our software products may be perceived as less desirable, impacting our future sales and profitability. In addition, governments in some jurisdictions have enacted or are considering enacting legislation that governs and restricts the use of personal identifying information or limits companies from marketing directly to particular individuals through certain means. Any such legislation could limit the usefulness of our software products in such jurisdictions, which could impair our ability to license our software.

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

Item 2.  Properties

We currently lease approximately 50,000 square feet of office space for our headquarters in one building in San Mateo, California. We also lease approximately 83,000 square feet of office space in three other buildings in San Mateo, California. In addition, we lease sales and support offices in or near Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, New York, Philadelphia, Phoenix, Seattle and Toronto that comprise approximately 123,000 square feet. We also lease sales and support offices outside of North America including locations in Australia, France, Singapore, Spain, Switzerland, the Netherlands and the United Kingdom that total approximately 36,000 square feet. Approximately 60% of the square footage of our U.S. facilities is currently subleased to third parties and approximately 11% is available for sublease. Approximately 27% of the square footage of our international facilities is currently subleased to third parties and 46% is available for sublease. We believe that our facilities are adequate to meet our current and anticipated business needs.

Item 3.  Legal Proceedings

As of the date hereof, there is no material litigation pending against us other than as disclosed in Note 6 of Notes to Consolidated Financial Statements. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq Stock Market’s National Market under the symbol “EPNY” since September 22, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low
Fourth Quarter 2003	$8.30	$5.19
Third Quarter 2003	$6.17	$4.44
Second Quarter 2003	$5.83	$3.92
First Quarter 2003	$5.47	$3.97

Fourth Quarter 2002	$5.20	$3.15
Third Quarter 2002	$4.50	$3.20
Second Quarter 2002	$7.35	$3.21
First Quarter 2002	$12.26	$7.00

The last reported sale price for our common stock on the Nasdaq Stock Market’s National Market on January 30, 2004 was $8.58 per share. As of January 30, 2004, there were 603 holders of record of our common stock. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues	$96,132	$83,830	$128,830	$130,846	$19,434
Cost of product license	1,557	1,297	2,016	1,209	158
Cost of services	28,825	31,463	56,320	57,661	9,443
Amortization of purchased technology	4,808	9,727	32,695	25,690	—
Gross profit	60,942	41,343	37,799	46,286	9,833
Restructuring charges	3,929	16,086	42,971	—	—
In-process research and development charge	—	—	—	47,000	—
Amortization and write-down of goodwill and purchased Intangibles	261	855	2,464,504	671,416	—
Loss from operations	(28,967)	(77,319)	(2,624,384)	(791,624)	(23,473)
Net loss	(24,244)	(71,690)	(2,609,435)	(768,478)	(22,390)
Basic and diluted net loss per share	$(0.33)	$(1.00)	$(38.25)	$(13.71)	$(1.46)
Shares used in computing basic and diluted net loss per share (1)	73,499	71,711	68,224	56,038	15,371

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$157,580	$162,714	$313,702	$390,234	$80,293
Working capital	130,463	129,497	281,964	368,123	77,851
Long-term investments	105,171	115,068	—	—	—
Total assets	376,999	403,267	465,855	2,995,074	93,586
Long-term obligations, net of current portion	20,674	25,236	23,926	618	7,824
Total stockholders’ equity	$311,969	$329,382	$391,392	$2,938,191	$74,642

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of shares used in computing per share data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of expenses or other financial items; statements regarding our plans, strategies, and objectives for future operations, including the timing, execution costs and potential cost-savings of restructuring plans; statements concerning proposed new products, services, developments, or the anticipated performance of products or services; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in this annual report and the risks discussed from time to time in our other public filings. We assume no obligation to update any forward-looking statements.

Overview

We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, professional services and maintenance fees. In September 1999 and January 2000, we raised a total of approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions in exchange for our stock consideration including the acquisitions of RightPoint Software, Inc., Octane Software, Inc. and Moss Software, Inc. These acquisitions increased our customer base, increased the number of our employees and expanded our product suite. As a result of these acquisitions, we recorded goodwill and purchased intangible assets of approximately $3.3 billion, representing the difference between the value of the consideration paid in our stock and the value of the net assets acquired.

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

During 2001 and 2002, the worldwide economy weakened and a slowdown in technology spending by businesses occurred. As a result, our revenues declined from $131 million in 2000 to $129 million in 2001 and to $84 million in 2002. During this period of economic slowdown, we initiated restructuring plans to reduce our workforce and consolidate our operating facilities. We also reviewed the impact of the change in market conditions on the carrying value of our goodwill and intangible assets. We determined that these assets were impaired and wrote down their fair value by recording a non-cash charge of $1.7 billion in September 2001. Net losses for the years ended December 31, 2000, 2001 and 2002 were $768 million, $2.6 billion and $72 million, respectively. The net losses in 2000 and 2001 included non-cash impairment and amortization of goodwill and purchased intangibles of $697 million and $2.5 billion, respectively.

During 2002, we released version 6.0 of our product suite. This release generated an increase in demand for our product licenses which helped increase revenues in 2003. Our total revenues for 2003 increased to $96 million, an increase of 15% over 2002, while our product license revenues increased to $44 million in 2003 from $34 million in 2002, an increase of 29% year over year. During 2003, we continued to focus on cost containment and reduced our annual net loss to $24 million in 2003 from $72 million in the prior year. The combination of increased revenue and decreased costs resulted in declining net losses in the first three quarters of the year and net income of $0.4 million in the fourth quarter.

Sources of Revenue

We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through December 31, 2003, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, eLoyalty or IBM. Alternatively, in certain circumstances, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services are generally sold to customers on a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third party consulting organizations.

Cost of Revenues and Operating Expenses

Cost of revenues includes the cost of product license revenues, the cost of services revenues and the amortization of purchased technology. Our cost of product license revenues primarily consists of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consists of salaries and related expenses for our professional services, maintenance and training organizations, an allocation of facilities, information technology and depreciation expenses, as well as the cost of reimbursable expenses and the cost of subcontracting professional services from third party consulting organizations that provide consulting and implementation services to our customers. Cost of revenues also includes the amortization of purchased technology arising from our acquisitions. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facilities, information technology, communications and depreciation expenses.

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

Critical Accounting Policies and Estimates

Accounting policies, methods and estimates are an integral part of the consolidated financial statements prepared by management and are based upon management’s current judgments. Those judgments are based on knowledge and experience with regard to past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ markedly from management’s current judgments. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant and subject to the exercise of judgment include revenue recognition policies, allowances for doubtful accounts, the measurement and recoverability of goodwill and purchased intangible assets, restructuring accruals for the abandonment of certain leased facilities, and stock-based compensation. These policies and our practices related to these policies are described below and in Note 2 of Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles which have been prescribed for the software industry and we follow detailed guidelines discussed in Note 2 of Notes to Consolidated Financial Statements. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales transactions when collectability is in doubt at the time of sale. Rather, revenue is recognized from these transactions as cash is collected. The determination of collectability requires significant judgment.

To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout most of the three years ended December 31, 2003, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements. This trend reversed temporarily during the second half of 2002 and during this time we were responsible for the implementation on the majority of contracts. This temporary change resulted in a greater percentage of revenue being recognized under SOP 81-1 in the second half of 2002 and the first half of 2003. Approximately 24%, 19% and 37% of license revenue was recognized under SOP 81-1 during 2003, 2002 and 2001, respectively.

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

As a result of the adoption of SFAS 142 as of January 1, 2002, we ceased amortization of approximately $81.8 million of goodwill. In lieu of amortization, we were required to perform a transitional impairment test of goodwill. Further, we perform impairment tests annually or when impairment indicators are identified with respect to previously recorded intangible assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write downs of goodwill and purchased intangible assets. We performed the transitional impairment test on January 1, 2002 and annual impairment tests on December 31, 2002 and 2003. We determined that no impairment existed at those times.

Restructuring Charges

As discussed in Note 5 of Notes to Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $27.7 million at December 31, 2003 is net of $31.2 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $15.2 million represents future sublease income due under non-cancelable subleases and $16.0 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

Future expected payments of lease costs net of expected sublease receipts which have been included in our accrued restructuring costs are as follows (in thousands):

Year Ended December 31,	Lease Costs
2004	$7,212
2005	4,700
2006	2,539
2007	1,981
2008	2,007
2009 and thereafter	9,265
$27,704

Stock-Based Compensation

We elect to account for compensation expense related to stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of our stock and the exercise price of the option on the date of grant, if any. This election is available to companies under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had we elected to apply the fair value method for valuing stock options under SFAS 123, our net loss and net loss per share would have been substantially higher as discussed in Note 2 of Notes to Consolidated Financial Statements. The fair value method of option valuation was applied for disclosure purposes by utilizing the Black-Scholes option-pricing model. This option-pricing model is commonly used by companies to calculate the fair value of options under SFAS 123 and utilizes certain variables including the exercise price of the option, expected life of the option, the market value of the underlying stock as of the grant date, the expected volatility of the underlying stock during the life of the option, and a risk-free interest rate of return. Although some of these variables are known at the date of grant, other variables are based on estimates of future events. Changes in these estimates may have a material impact on the compensation expense calculated under the fair value method. For example, an increase in the estimated expected life of the option or the stock volatility would increase the fair market value of the option and result in an increase to compensation expense calculated under the fair value method.

Results of Operations

Revenues

The following table sets forth our revenues, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Revenues:
Product license	$43,505	45%	$33,788	40%	$71,116	55%
Services	52,627	55%	50,042	60%	57,714	45%
	$96,132	100%	$83,830	100%	$128,830	100%

The following table sets forth our revenues by geography, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
North America	$68,905	72%	$58,870	70%	$95,031	74%
Europe	19,898	21%	17,294	21%	25,619	20%
Rest of world	7,329	7%	7,666	9%	8,180	6%
	$96,132	100%	$83,830	100%	$128,830	100%

Total revenues for 2003 increased by $12.3 million, or 15%, over total revenues for 2002. Excluding the impact of foreign currency fluctuations, the increase was approximately 11%. These foreign currency fluctuations were a result of sales recorded in foreign currencies, particularly the British Pound and the Euro, which were stronger relative to the U.S. dollar during 2003 compared to 2002. Total revenues for 2002 decreased by $45 million, or 35%, as compared with total revenues for 2001. Foreign currency fluctuations did not have a material impact on the change in revenues from 2001 to 2002.

Product license revenues for 2003 increased by $9.7 million, or 29%, over product license revenues for 2002. As a percentage of total revenues, product license revenues increased to 45% in 2003 from 40% in 2002. Following the release of E.6 in September 2002, we sold several licenses for which we were responsible for the implementation of the software. The revenue on these transactions was recognized using the percentage of completion method under SOP 81-1 and contributed to the increase in revenues in 2003 compared to 2002. The increase in product license revenues was also the result of an increase in the total number of product license sales. Specifically, we increased our focus on our primary geographies, North America and Europe, and on product markets we believe are important to our future revenue growth. During 2003, markets outside of North America and Europe were transitioned to an indirect sales model under our restructuring plan to reduce sales and marketing costs. As a result, product license sales in regions outside of North America and Europe decreased compared to 2002. However, these decreases were more than offset by increases in product license sales in North America and Europe. Product license revenues decreased in 2002 from 2001 due to fewer sales resulting primarily from the downturn in the economy and weakness in information technology spending.

Services revenues consist of revenue from professional services, maintenance and training services. Services revenues for 2003 increased by $2.6 million, or 5%, over 2002. The increase was primarily due to an increase in maintenance revenues offset, in part, by a decrease in professional services revenues. The increase in maintenance revenues was attributable to maintenance contracts sold with new licenses in addition to maintenance agreement renewals by our existing installed base. The decrease in professional services revenues was attributable to more of our customers contracting directly with third party integrators. Services revenues for 2002 decreased from 2001 due primarily to a decrease in professional services revenues offset, in part, by an increase in maintenance revenue attributable to maintenance contracts sold to our new customers. The decrease in professional services was primarily the result of fewer services rendered due to a decrease in product sales.

The relative amount of services revenues as compared to license revenues has varied historically depending on the extent to which third party consulting organizations have been engaged directly by customers to provide professional services, the nature of products licensed, the complexity of our customers’ information technology environment, the resources allocated by customers to implementation projects and the scope of licensed rights. Services revenues have substantially lower margins than product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services revenues become a greater percentage of our total revenues, our overall gross margins will decline.

Deferred revenue decreased to $19.2 million as of December 31, 2003 from $20.5 million as of December 31, 2002. This balance consists of fees collected from customers for which revenue has not been recognized. Deferred revenue fluctuates due to several factors and is, therefore, not a reliable indicator of future revenues. These factors include the timing of collections from customers, the variation in the amount of revenue recognized under SOP 81-1 and the timing of customer renewals for annual maintenance agreements. All of these factors contributed to the decline in deferred revenue compared to prior year.

Cost of Revenues

The following table sets forth our cost of revenues and gross profit, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2003, 2002 and 2001 (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Cost of revenues:
Product license	$1,557	2%	$1,297	2%	$2,016	2%
Services	28,825	30%	31,463	37%	56,320	44%
Amortization of purchased technology	4,808	5%	9,727	12%	32,695	25%
	35,190	37%	42,487	51%	91,031	71%
Gross profit	$60,942	63%	$41,343	49%	$37,799	29%

The cost of revenues decreased in 2003 from 2002 due primarily to a decrease in the amortization of purchased technology and a decrease in the cost of services revenues. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and, as a percentage of license revenues, has not been significant to date.

Cost of services revenues consist primarily of personnel and related costs of providing professional services, maintenance and training services. The decrease in cost of services revenues for 2003 and 2002 was due primarily to a reduction in the number of internal professional services employees and the related overhead and facilities costs resulting from the restructuring of our operations. The number of services employees decreased from 174 at December 31, 2001 to 134 at December 31, 2002 to 117 at December 31, 2003. Of this total reduction, 25 related to the restructuring of our operations during 2002, 3 related to the restructuring of our operations during 2003 and the remainder related to voluntary and other terminations. The decrease in cost of services revenues as a percentage of revenues for 2003 and 2002 was due to the decrease in the number of services employees as well as an increase in the proportion of maintenance revenues to services revenues. Maintenance revenues have more favorable margins than professional services and training revenue.

The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of RightPoint, Octane, iLeverage, eClass Direct, Moss and certain intellectual property assets of Radnet. The decrease in amortization of purchased technology from 2002 to 2003 was due to the full amortization of RightPoint, Octane and eClass Direct assets during 2003. The decrease in amortization from 2001 to 2002 was primarily due to a write-down of the carrying value of the assets during the third quarter of 2001. See discussion of Amortization and Write-Down of Goodwill and Purchased Intangibles below. Purchased technology assets of $0.7 million are included in purchased intangibles on our Consolidated Balance Sheet and are being amortized on a straight-line basis over their remaining useful lives. All purchased technology assets are expected to be fully amortized by March 31, 2004.

Operating Expenses

Research and Development

The following table sets forth our research and development expenses for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Research and development	$31,471	33%	$34,024	41%	$40,958	32%

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. The decrease from 2002 to 2003 was due primarily to a reduction of facilities and overhead expenses. In addition, a reduction in localization costs related to the Japan market was offset, in part, by an increase in consulting expenses related to the use of more overseas development resources. Similar to the decrease from 2002 to 2003, the decrease from 2001 to 2002 was due to the restructuring of our operations, which resulted in lower overhead and facilities costs. The number of research and development employees decreased from 183 as of December 31, 2001 to 166 as of December 31, 2002 to 151 as of December 31, 2003. Of the total decrease, 10 related to the restructuring of our operations during 2002 and the remainder related to voluntary and other terminations. No research and development employees were terminated as a result of restructuring activities in 2003. We believe that investments in product development are essential to our future success and, therefore, the cost reductions we implemented in 2003 did not reduce our research and development expenses as much as other expense items. We anticipate that research and development expenses will increase over the long term in absolute dollars.

Sales and Marketing

The following table sets forth our sales and marketing expenses for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Sales and marketing	$43,208	45%	$54,319	65%	$87,939	68%

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decreases in 2003 and 2002 were primarily due to a reduction in the number of sales and marketing employees and lower overhead and facilities costs as a result of our restructuring plans. The decreases were also due to lower spending on sales and marketing programs. The number of sales and marketing employees decreased from 240 as of December 31, 2001 to 153 as of December 31, 2002 to 107 as of December 31, 2003. Of the total reduction, 53 related to the restructuring of our operations in 2002, 12 related to the restructuring of our operations in 2003 and the remainder related to voluntary and other terminations.

General and Administrative

The following table sets forth our general and administrative expenses for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
General and administrative	$10,985	11%	$12,713	15%	$24,250	19%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The decreases in 2003 and 2002 were primarily due to a reduction in the number of general and administrative employees and lower overhead and facilities costs as a result of our restructuring plans. The number of general and administrative employees decreased from 99 as of December 31, 2001 to 71 at December 31, 2002 to 53 at December 31, 2003. Of this reduction, 22 related to the restructuring of our operations in 2002, 3 related to the restructuring of our operations in 2003 and the remainder related to voluntary and other terminations. The decrease from 2002 to 2003 was also due to a reduction in spending on external legal services. The decrease from 2001 to 2002 was also due to a decrease in bad debt expense due to an increase in collection rates.

Restructuring Costs

The following table sets forth our restructuring charges for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Restructuring charges	$3,929	4%	$16,086	19%	$42,971	33%

In the quarter ended September 30, 2001 we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align our cost structure to current market conditions. In accordance with applicable accounting literature, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges. No significant adjustments have been made to the initial estimated severance charges. See Note 5 in Notes to Consolidated Financial Statements for more details.

Amortization and Write-Down of Goodwill and Purchased Intangibles

The following table sets forth our amortization of goodwill and purchased intangibles for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Amortization of goodwill and purchased intangibles	$261	—%	$855	1%	$803,318	624%

Our acquisitions of Octane, eClass Direct, iLeverage and Rightpoint in 2000 and the acquisitions of Moss and certain intellectual property assets of Radnet in 2001 were accounted for under the purchase method of accounting. Accordingly, we recorded intangible assets and goodwill representing the excess of the purchase price paid over the fair value of net assets acquired. The decrease in amortization of goodwill and purchased intangibles in 2002 compared to 2001 was due to the cessation of the amortization of goodwill in accordance with SFAS 142 and to a $1.7 billion charge for the impairment of goodwill and intangible assets recorded in the year ended December 31, 2001. The decrease in amortization in 2003 compared to 2002 was due to the full amortization of purchased intangibles related to the RightPoint and Octane acquisitions.

We will continue to amortize purchased intangible assets of $0.7 million on a straight-line basis over their remaining useful lives. This balance is comprised entirely of purchased technology assets as of December 31, 2003. Related amortization expense will be recorded in cost of revenues and the asset will be fully amortized by March 31, 2004. See Note 4 of Notes to Consolidated Financial Statements for more detailed information.

Stock-Based Compensation

The following table sets forth our stock-based compensation expenses for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Stock-based compensation	$55	—%	$665	1%	$1,561	1%

Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants to employees at exercise prices below the deemed fair market value of our common stock at the date of grant. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 25. As of December 31, 2003, the deferred compensation balance was fully amortized. See Notes 2 and 7 of Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of our stock and the exercise price of the option on the date of grant, if any. Had we recognized stock-based compensation expense under SFAS 123, our stock-based compensation expense would have been $34.7 million, $61.5 million and $108.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Income, Net

The following table sets forth our other income, net for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Other income, net	$5,249	5%	$5,834	7%	$15,014	12%

The decreases in 2003 and 2002 were due to decreases in interest income resulting primarily from decreases in the average rate of return on our investments. Interest income also declined in 2003 and 2002 as a result of lower average cash and investment balances. The decrease from 2002 to 2003 was offset, in part, by $0.8 million of other income recorded in 2003, which reflected the termination of a partner agreement executed in October 1999 by one of the companies that we acquired.

Provision for Taxes

The following table sets forth our provision for taxes for the years ended December 31, 2003, 2002 and 2001, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2003		2002		2001
Provision for taxes	$526	1%	$205	—%	$65	—%

Provision for taxes consists of withholding taxes due on payments from certain foreign customers. From inception through December 31, 2003, we incurred net losses for federal and state tax purposes and have not recognized any income tax provision or benefit. Due to uncertainties regarding realization of any deferred tax assets based on our limited operating history, the lack of annual profitability to date, and the uncertainty of future profitability, we have a valuation allowance equal to the total deferred tax assets of $134.7 million as of December 31, 2003 and therefore have no net deferred tax assets.

Liquidity and Capital Resources

Cash Flow

As of December 31, 2003, our primary sources of liquidity consisted of $157.6 million in cash, cash equivalents and short-term investments and $105.2 million in long-term investments for a total of $262.8 million in cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

Net cash used in operating activities totaled $21.3 million in 2003 and is a decrease from the $41.7 million used in 2002 and $69.5 million used in 2001. The decrease in cash used in operations is primarily due to a reduction in our net loss adjusted for non-cash charges such as the amortization of purchased technology and depreciation. Our net loss decreased primarily due to the restructuring of our operations and our continued focus on cost control as well as an increase in revenue. Net cash used in operating activities in 2002 decreased from 2001 due primarily to a reduction in our net loss adjusted for non-cash charges such as the write-down and amortization of goodwill and purchased intangibles. In addition, during 2001 we recorded an accrual for restructuring costs which offset our use of cash from our net loss by $32.4 million.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will comprise a material expenditure of our current cash resources. As a result, our net operating cash flows will depend on the level of future revenues and our ability to effectively manage costs.

Net cash used in investing activities totaled $3.3 million for 2003 compared to net cash provided by investing activities of $5.7 million in 2002 and net cash provided by investing activities of $25.0 million in 2001. Cash used in investing activities during 2003 resulted primarily from the net movement from investments to cash and cash equivalents for the purpose of funding operating activities. Cash provided by investing activities in 2002 and 2001 resulted primarily from the maturities of investments. Investments purchased are primarily comprised of government sponsored enterprises, auction rate municipal securities and corporate debt securities with maturities which do not exceed 24 months. To a lesser extent, cash was used in each of the three years ending December 31, 2003 for the purchase of property and equipment.

Net cash provided by financing activities totaled $7.6 million, $7.4 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash provided by financing activities for each period resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan.

Restricted Cash

From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of December 31, 2003, we had $8.0 million of restricted cash, $0.7 million of which are classified as short-term and relate to facility lease agreements that have expiration dates in 2004, and $7.3 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from December 31, 2003.

Contractual Obligations

Our contractual obligations as of December 31, 2003 are comprised of operating leases, purchase obligations and long-term liabilities:

Operating Leases.  We lease certain facilities under operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of December 31, 2003 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Sublease Income Receivable	Total, Net
2004	$11,581	$(2,646)	$8,935
2005	9,061	(2,180)	6,881
2006	6,333	(1,497)	4,836
2007	6,348	(1,364)	4,984
2008	6,441	(1,213)	5,228
2009 and thereafter	22,171	(4,240)	17,931
	$61,935	$(13,140)	$48,795

Net operating lease commitments shown above include $33.6 million of operating lease commitments under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of December 31, 2003. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

Purchase Obligations.  Our purchase obligations are comprised primarily of agreements for the minimum purchase of telecommunications services and other miscellaneous marketing and consulting services. These commitments total less than $2.0 million in 2004 and less than $1.0 million in 2005.

Long-term Liabilities.  As of December 31, 2003 we have long-term liabilities of less than $0.2 million. These amounts are payable primarily during 2006 or later.

We believe that our cash, cash equivalents and investment balances will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to liquidate our long-term investments, issue additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

Off-Balance Sheet Arrangements

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2003 or December 31, 2002 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within 6 months, and others within two years, from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to our financial position, results of operations or cash flows for the year ended December 31, 2003.

We indemnify our directors and officers in their capacity as such. To date, we have not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the year ended December 31, 2003.

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 were effective to revenue arrangements entered into after October 1, 2003. The adoption of EITF No. 00-21 had no effect on our consolidated financial statements.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: (1) we are the primary beneficiary of an existing VIE that will require consolidation or, (2) we hold a significant variable interest in, or have significant involvement with, an existing VIE. As of and for the year ended December 31, 2003, we have not held an interest in any entity that requires disclosure or consolidation under FIN 46.

Related Party and Other Transactions

In connection with the employment of our former chief executive officer, Roger Siboni, we agreed to extend to Mr. Siboni credit in the form of three personal loans in the aggregate principal amount of $1,063,000, each of which was repaid in full as of December 31, 2003.

Mr. Siboni is currently a member of the board of directors of two of our customers. Total revenues from these customers were $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. We had accounts receivable balances from these customers totaling $0.1 million and $0.1 million as of December 31, 2003 and 2002, respectively.

In addition, four of our customers have board members or executive officers that are also members of our board of directors. Total revenues from these customers were $2.1 million, $1.0 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We had accounts receivable balances from these customers totaling less than $0.1 million and $0.3 million as of December 31, 2003 and 2002, respectively.

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

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of December 31, 2003, we had international operations in Asia, Australia, Europe, Canada and Latin America and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our cash and investment balances has therefore not been material. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

As of December 31, 2003, we held $31.2 million in cash, cash equivalents and restricted cash consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.3 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

As of December 31, 2003, we held $232.3 million in short-term investments and long-term investments, each of which consisted of taxable fixed income securities having original maturity dates between three months and two years. A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.3 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $1.9 million.

As of December 31, 2003, we did not have any outstanding debt.

The following summarizes our investments, weighted average yields and expected maturity dates as of December 31, 2003 (in thousands, except interest rates):

	2004	2005	Thereafter	Total
Commercial paper	$1,650	$—	$—	$1,650
Weighted average yield	1.18%	—	—	1.18%
Corporate bonds	$18,484	$25,379	$—	$43,863
Weighted average yield	2.04%	1.81%	—	1.91%
Government notes/bonds (1)	$27,453	$79,792	$—	$107,245
Weighted average yield	1.91%	2.02%	—	2.00%
Auction rate securities (2)	$79,525	$—	$—	$79,525
Weighted average yield	1.23%	—	—	1.23%
Total investment securities	$127,112	$105,171	$—	$232,283

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.

(2)	Auction rate securities consist primarily of taxable municipal bonds having reset dates of less than 45 days. A significant portion of our short term investments consist of these instruments as they typically provide a higher rate of return than money market funds while maintaining a low level of risk and a high degree of liquidity.

Item 8.  Financial Statements and Supplementary Data

E.PIPHANY, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
E.piphany, Inc.

We have audited the accompanying consolidated balance sheets of E.piphany, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of E.piphany, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of E.piphany, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 21, 2002 expressed an unqualified opinion on those statements before the adjustments described below and in Note 4.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of E.piphany, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

Effective January 1, 2002, E.piphany, Inc. changed the manner in which it recognizes and presents reimbursements for out of pocket expenses, reflecting such items as services revenues and cost of services revenues. As disclosed in Note 4, effective January 1, 2002, E.piphany, Inc. changed its method of accounting for goodwill. E.piphany, Inc. has reclassified the amortization of purchased technology in the year ended December 31, 2001 to cost of revenues. As discussed above, the consolidated financial statements of E.piphany, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Accordingly, we have audited the reclassification adjustments described above. In addition, we have audited the adjustments in the transitional disclosures in Note 4. In our opinion, all such adjustments and disclosures are appropriate and the adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended December 31, 2001 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2001 taken as a whole.

/s/ ERNST & YOUNG LLP

San Francisco, California
January 21, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with our filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows and the information in the financial statement schedule for the years ended December 31, 2000 and 1999 referred to in this report are not required to be and have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

San Jose, California
January 21, 2002

E.PIPHANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$30,468	$48,235
Short-term investments	127,112	114,479
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $2,508	10,688	6,852
Prepaid expenses and other current assets	5,825	7,389
Short-term restricted cash and investments	726	1,191
Total current assets	174,819	178,146
Long-term investments	105,171	115,068
Long-term restricted cash and investments	7,274	7,984
Property and equipment, net	6,710	12,269
Goodwill, net	81,499	81,499
Purchased intangibles, net	679	5,748
Other assets	847	2,553
	$376,999	$403,267
Current liabilities:
Current portion of capital lease obligations	$—	$156
Accounts payable	1,367	2,417
Accrued compensation	8,536	9,064
Accrued other	8,081	8,280
Current portion of restructuring costs	7,215	8,206
Deferred revenue	19,157	20,526
Total current liabilities	44,356	48,649
Restructuring costs, net of current portion	20,489	24,740
Other long-term liabilities	185	496
Total liabilities	65,030	73,885
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value;
Authorized — 25,000 shares;
None issued and outstanding	—	—
Common stock, $0.0001 par value;
Authorized — 500,000 shares;
Issued and outstanding — 74,722 and 72,820 shares as of December 31, 2003 and 2002	7	7
Additional paid-in capital	3,822,361	3,815,216
Stockholders’ notes receivable	—	(556)
Accumulated other comprehensive income (loss)	(683)	296
Deferred compensation	—	(109)
Accumulated deficit	(3,509,716)	(3,485,472)
Total stockholders’ equity	311,969	329,382
	$376,999	$403,267

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Revenues:
Product license	$43,505	$33,788	$71,116
Services	52,627	50,042	57,714
	96,132	83,830	128,830
Cost of revenues:
Product license	1,557	1,297	2,016
Services	28,825	31,463	56,320
Amortization of purchased technology	4,808	9,727	32,695
	35,190	42,487	91,031
Gross profit	60,942	41,343	37,799
Operating expenses:
Research and development	31,471	34,024	40,958
Sales and marketing	43,208	54,319	87,939
General and administrative	10,985	12,713	24,250
Restructuring charges	3,929	16,086	42,971
Amortization of goodwill and purchased intangibles	261	855	803,318
Write-down of goodwill and purchased intangibles	—	—	1,661,186
Stock-based compensation	55	665	1,561
Total operating expenses	89,909	118,662	2,662,183
Loss from operations	(28,967)	(77,319)	(2,624,384)
Other income, net	5,249	5,834	15,014
Net loss before provision for taxes	(23,718)	(71,485)	(2,609,370)
Provision for taxes	526	205	65
Net loss	$(24,244)	$(71,690)	$(2,609,435)
Basic and diluted net loss per share	$(0.33)	$(1.00)	$(38.25)
Shares used in computing basic and diluted net loss per share	73,499	71,711	68,224

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
Balance, December 31, 2000	68,444	$6	$3,746,759	$(2,668)	$(550)	$(1,009)	$(804,347)	$2,938,191
Exercise of common stock options	690	—	2,819	—	—	—	—	2,819	—
Issuance of common stock under employee stock purchase plan	896	—	5,679	—	—	—	—	5,679	—
Issuance of stock in connection with acquisitions	1,608	1	50,957	—	—	—	—	50,958	—
Repurchase of stock	(666)	—	(469)	—	—	—	—	(469)	—
Payments received on notes receivable	—	—	—	1,890	—	—	—	1,890	—
Acceleration of common stock option vesting	—	—	452	—	—	—	—	452	—
Deferred stock compensation	—	—	1,213	—	—	(1,213)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	1,321	—	1,321	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(97)	—	—	(97)	$(97)
Unrealized gain on investments	—	—	—	—	83	—	—	83	83
Net loss	—	—	—	—	—	—	(2,609,435)	(2,609,435)	(2,609,435)
Total comprehensive loss									(2,609,449)
Balance at December 31, 2001	70,972	7	3,807,410	(778)	(564)	(901)	(3,413,782)	391,392
Exercise of common stock options	667	—	2,680	—	—	—	—	2,680	—
Issuance of common stock under employee stock purchase plan	1,222	—	5,166	—	—	—	—	5,166	—
Repurchase of stock	(41)	—	(127)	—	—	—	—	(127)	—
Payments received on notes receivable	—	—	—	222	—	—	—	222	—
Deferred stock compensation	—	—	87	—	—	180	—	267	—
Amortization of deferred stock compensation	—	—	—	—	—	612	—	612	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	208	—	—	208	208
Unrealized gain on investments	—	—	—	—	652	—	—	652	652
Net loss	—	—	—	—	—	—	(71,690)	(71,690)	(71,690)
Total comprehensive loss									(70,830)
Balance at December 31, 2002	72,820	7	3,815,216	(556)	296	(109)	(3,485,472)	329,382
Exercise of common stock options	755	—	3,290	—	—	—	—	3,290	—
Issuance of common stock under employee stock purchase plan	1,148	—	3,947	—	—	—	—	3,947	—
Repurchase of stock	(1)	—	(38)	—	—	—	—	(38)	—
Payments received on notes receivable	—	—	—	556	—	—	—	556	—
Deferred stock compensation	—	—	(54)	00	00	00	00	(54)	—
Amortization of deferred stock compensation	—	—	—	—	—	109	—	109	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(737)	—	—	(737)	(737)
Unrealized loss on investments	—	—	—	—	(242)	—	—	(242)	(242)
Net loss	—	—	—	—	—	—	(24,244)	(24,244)	(24,244)
Total comprehensive loss									$(25,223)
Balance at December 31, 2003	74,722	$7	$3,822,361	$—	$(683)	$—	$(3,509,716)	$311,969

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,244)	$(71,690)	$(2,609,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,769	9,485	6,954
Provision for doubtful accounts	—	403	2,700
Amortization of goodwill and purchased intangibles	5,069	10,582	836,013
Write-down of goodwill and purchased intangibles	—	—	1,661,186
Stock-based compensation	55	665	1,561
Non-cash restructuring charge	301	3,452	4,809
Minority interest in net loss of consolidated subsidiary	—	(35)	—
Changes in operating assets and liabilities
Accounts receivable	(3,836)	6,448	11,188
Prepaid expenses and other assets	3,270	(1,292)	310
Accounts payable	(1,050)	(120)	346
Accrued liabilities	(1,038)	(5,313)	(9,133)
Restructuring costs	(5,242)	538	32,408
Deferred revenue	(1,369)	5,146	(8,384)
Net cash used in operating activities	(21,315)	(41,731)	(69,477)
Cash flows from investing activities:
Purchases of property and equipment	(1,920)	(2,672)	(11,877)
Restricted cash	1,175	192	(4,038)
Cash acquired in acquisitions	—	—	208
Loss on disposal of fixed assets	409	—	—
Acquisition related costs and changes in accruals	—	(12)	1,108
Proceeds from the sales of investments	196,022	381,372	454,123
Purchases of investments	(199,000)	(373,143)	(414,525)
Net cash provided by (used in) investing activities	(3,314)	5,737	24,999
Cash flows from financing activities:
Repayments of notes payable	—	—	(1,772)
Principal payments on capital lease obligations	(156)	(498)	(763)
Repayments on stockholders’ notes receivable	556	222	1,890
Subsidiary stock offering	—	—	35
Issuance of common stock, net of repurchases	7,199	7,719	8,168
Net cash provided by financing activities	7,599	7,443	7,558
Effect of foreign currency translation	(737)	208	(97)
Net decrease in cash and cash equivalents	(17,767)	(28,343)	(37,017)
Cash and cash equivalents at beginning of year	48,235	76,578	113,595
Cash and cash equivalents at end of year	$30,468	$48,235	$76,578
Supplemental cash flow information:
Cash paid for interest	$94	$58	$73
Unrealized gain (loss) on available for sale securities	$(242)	$652	$83

The accompanying notes are an integral part of these consolidated financial statements.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

E.piphany, Inc. (“E.piphany” or the “Company”), was incorporated in Delaware in November 1996. Epiphany develops, markets and licenses the E.piphany® E.6TM suite, an integrated set of customer relationship management, or CRM, software products. These CRM products are used by large companies to better manage their customer relationships by optimizing marketing, sales and customer service business interaction processes. Our products provide a wide range of functions to support customer interactions, collect and analyze customer data, and create inbound and outbound marketing campaigns. A key strength of the E.6 Suite is its integration of operational CRM with analytical CRM. Our operational CRM capabilities automate customer-related business processes, such as customer service or sales processes, across a variety of communications and distribution channels. Our analytical CRM capabilities analyze large volumes of customer data, providing insight into customers’ characteristics and preferences to deliver more effective marketing campaigns and customer interactions. Companies deploy these capabilities independently or as blended applications that combine both operational and analytical CRM to grow revenue, increase profitability, and to improve customer satisfaction.. E.piphany’s worldwide headquarters is in San Mateo, California. E.piphany has regional domestic offices in the United States, as well as international offices in Asia, Australia, Europe and Latin America.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Epiphany, Inc. and its subsidiaries. As of December 31, 2003, the Company holds an ownership percentage of 100% for all subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated using average exchange rates during each reporting period. Gains and losses from translation adjustments are included in stockholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.

The Company adopted Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) as of January 1, 2002. As a result, acquired goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. SFAS 142 also required the completion of a transitional impairment test, with any impairment treated as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment test upon adoption, which did not result in an impairment charge. In addition, the Company completed annual impairment tests during the fourth quarter of 2003 and 2002, which did not result in an impairment charge.

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

Accounts Receivable and Deferred Revenue

Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. Deferred license revenue is recognized upon delivery of our product, as services are rendered or as other requirements requiring deferral are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year, and deferred professional services revenue is recognized as services are rendered or as other requirements requiring deferral are satisfied. Deferred license revenues were $4.5 million and $6.6 million as of December 31, 2003 and 2002, respectively. The remaining deferred revenue balance was comprised of deferred services revenues.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The estimated useful lives for computer software and equipment is three years, furniture and fixtures is five years and leasehold improvements range from the shorter of five years or applicable lease term. Depreciation expense is included in operating expenses and cost of revenues based on how the assets are utilized.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments, Concentration of Credit Risk and Significant Customers

The carrying value of the Company’s financial instruments, including cash and cash equivalents, investments and accounts receivable approximates fair market value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of investments in debt securities and trade accounts receivable. Management believes the financial risks associated with these financial instruments are not significant. The Company invests its cash and investments in government sponsored enterprises, auction rate municipal securities, corporate debt rated A1/P1 or higher and money market instruments.

The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the years ended December 31, 2003, 2002 or 2001. One individual customer account receivable balance accounted for 13% of our total accounts receivable as of December 31, 2003. No customer account receivable balance accounted for more than 10% of our total accounts receivable as of December 31, 2002.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of December 31, 2003 or December 31, 2002. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2003 or December 31, 2002 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within 6 months, and others within two years, from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2003.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2003.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards and credit carryforwards, when it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using applicable tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Revenue Recognition

E.piphany recognizes revenue under the following policies, which are in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”:

Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable, and revenue is recognized as payments become due from the customer, assuming all other revenue recognition conditions are met. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue from a license arrangement with multiple elements when vendor specific objective evidence of the fair value exists for all the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. Vendor specific objective evidence for undelivered elements is based on normal pricing for those elements when sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If vendor specific objective evidence does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting or implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

product license revenues and professional services revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenue have been recognized pursuant to SOP 81-1. The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

From time to time, our license and service arrangements include acceptance provisions. When acceptance provisions exist, we apply judgment in assessing the significance of the provision. If we determine that the likelihood of non-acceptance in these arrangements is remote, we recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, provided that all of the criteria described above have been met.

Maintenance Services. Maintenance services include technical support and unspecified software updates to customers. Revenue derived from maintenance services is recognized ratably over the applicable maintenance term, typically one year, and is included in services revenue in the accompanying consolidated statements of operations.

Professional, Implementation and Training Services. E.piphany provides professional, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed, except when such services are subject to acceptance provisions, as discussed above.

As of December 31, 2003 and 2002, $1.5 million and $0.7 million, respectively, of accounts receivable were unbilled and recognized as revenue due to services performed in advance of billings.

Advertising Costs

The Company expenses all advertising costs as they are incurred, which totaled $1.7 million, $1.5 million, and $3.9 million during the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant, if any.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(24,244)	$(71,690)	$(2,609,435)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects	55	879	1,986
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(34,669)	(61,545)	(108,045)
Pro forma net loss	$(58,858)	$(132,356)	$(2,715,494)
Loss per share:
Basic and diluted — as reported	$(0.33)	$(1.00)	$(38.25)
Basic and diluted — pro forma	$(0.80)	$(1.85)	$(39.80)

The fair value of each option grant and the option component of the employee purchase plan shares were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
Employee Stock Option Plan	2003	2002	2001
Risk-free interest rate	3.04%	2.63%	4.39%
Expected life of the option (in years)	4.5	4.5	4.5
Dividend yield	—	—	—
Volatility	62%	80%	130%

Employee Stock Purchase Plan	2003	2002	2001
Risk-free interest rate	1.1%–1.8%	1.3%–2.0%	1.7%–4.2%
Expected life of the option (in years)	0.5–2.0	0.5–2.0	0.5–2.0
Dividend yield	—	—	—
Volatility	62-67%	80%	130%

Restructuring Charges

The Company has recorded restructuring charges consisting primarily of: (i) lease costs related to the abandonment of leased facilities; (ii) impairment charges for the reduction in fair value of property and equipment resulting from the abandonment of leased facilities and the reduction of the Company’s workforce; and (iii) severance and related employee termination costs resulting from the reduction of the Company’s workforce. The Company accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” (“SAB 100”) as well as the additional guidance discussed below.

Prior to January 1, 2003, the Company accounted for the costs associated with the reduction of the Company’s workforce in accordance with EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). Accordingly, the Company recorded the liability related to employee termination costs when the following conditions had been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with, nor do they benefit, continuing activities.

In July 2002, the staff of the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”) which revised the accounting treatment for the cost of exit and disposal activities under EITF 94-3. SFAS 146 requires companies to record exit or disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will subsequently be adjusted for changes in estimated cash flows. Commitment to a plan to exit an activity or dispose of long—lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 were not affected.

The Company accounts for costs associated with the abandonment of leased facilities in accordance with EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Accordingly, the Company records the costs associated with the abandonment of a lease facility when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability as the sum of the total remaining lease costs and related exit costs, less probable sublease income.

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001
Net loss	$(24,244)	$(71,690)	$(2,609,435)
Basic and diluted:
Weighted average shares of common stock outstanding	73,523	71,978	70,068
Less: Weighted average shares subject to repurchase	(24)	(267)	(1,844)
Weighted average shares used in computing basic and diluted net loss per common share	73,499	71,711	68,224
Basic and diluted net loss per common share	$(0.33)	$(1.00)	$(38.25)

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The Company excludes potentially dilutive securities

from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2003	2002	2001
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	7,816	10,866	3,732
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	4,384	2,331	6,153
Common shares excluded resulting from common stock subject to repurchase	24	267	1,844
Total common stock equivalents excluded from diluted net loss per common share	12,224	13,464	11,729

Segment Reporting

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

The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
United States	$66,022	$58,825	$95,031
United Kingdom	9,457	7,744	23,886
Rest of World	20,653	17,261	9,913
Total	$96,132	$83,830	$128,830

Recent Accounting Pronouncements

Accounting for Revenue Arrangements with Multiple Deliverables

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. The provisions of EITF No. 00-21 were effective to revenue arrangements entered into after October 1, 2003. The adoption of EITF No. 00-21 will had no effect on the Company’s consolidated financial statements.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on the Company’s results of operations or financial condition.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. As of and for the year ended December 31, 2003, the Company has not held an interest in any entity that requires disclosure or consolidation under FIN 46.

3. Financial Statement Details

Investments

Cash, cash equivalents, short-term investments, and long-term investments consisted of the following as of December 31, 2003 and 2002 (in thousands):

		Unrealized
	Cost	Loss	Gain	Market
December 31, 2003:
Cash and cash equivalents:
Cash	$21,834	$—	$—	$21,834
Money market funds	5,623	—	—	5,623
Corporate bonds	3,011	—	—	3,011
	$30,468	$—	$—	$30,468
Short-term investments:
Auction rate securities	$79,525	$—	$—	$79,525
Commercial paper	1,650	—	—	1,650
Corporate bonds	18,363	—	121	18,484
Government notes/bonds	27,339	—	114	27,453
	$126,877	$—	$235	$127,112
Long-term investments:
Corporate bonds	$25,374	$—	$5	$25,379
Government notes/bonds	79,640	—	152	79,792
	$105,014	$—	$157	$105,171

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financial Statement Details (Continued)

		Unrealized
	Cost	Loss	Gain	Market
December 31, 2002:
Cash and cash equivalents:
Cash	$18,184	$—	$—	$18,184
Money market funds	30,051	—	—	30,051
	$48,235	$—	$—	$48,235
Short-term investments:
Auction rate securities	$45,200	$—	$—	$45,200
Corporate bonds	38,900	—	54	38,954
Government notes/bonds	30,311	—	14	30,325
	$114,411	$—	$68	$114,479
Long-term investments:
Corporate bonds	$17,326	$—	$17	$17,343
Government notes/bonds	97,176	—	549	97,725
	$114,502	$—	$566	$115,068

Government notes/bonds consist primarily of government sponsored enterprises and include, to a lesser extent, investments in taxable municipal bonds. Short-term investments of $127,112 and $114,479 as of December 31, 2003 and 2002, respectively, mature in less than one year. Long-term investments of $105,171 and $115,068 as of December 31, 2003 and 2002, mature within two years.

Restricted Cash

Restricted cash consists of cash, cash equivalents and investments which serve as collateral, under letters of credit, for the Company’s obligations to third parties for lease payments. Classification of restricted cash as short-term or long-term is determined based on the expiration of the underlying lease agreement.

	December 31,
	2003	2002
Short-term restricted cash:
Letters of credit	$726	$1,191
Long-term restricted cash:
Letters of credit	7,160	7,886
Bank deposits	114	98
	$7,274	$7,984

See further discussion of restricted cash in Note 6, Commitments and Contingencies.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financial Statement Details (Continued)

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Computer software and equipment	$18,265	$17,680
Furniture and fixtures	2,823	3,786
Leasehold improvements	4,171	4,305
	25,259	25,771
Less: Accumulated depreciation	(18,549)	(13,502)
	$6,710	$12,269

Accrued Liabilities

Accrued compensation consists of the following (in thousands):

	December 31,
	2003	2002
Vacation	$2,864	$2,960
Commissions and bonus	3,844	4,081
Employee Stock Purchase Plan	789	781
Other	1,039	1,242
	$8,536	$9,064

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Professional services	$1,448	$1,757
Sales tax	2,548	1,560
Marketing expenses	768	1,157
Royalties	218	578
Third-party cost of services revenues	192	127
Other	2,907	3,101
	$8,081	$8,280

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, net of related taxes, consisted of the following (in thousands):

	December 31,
	2003	2002
Unrealized gain (loss) on investments	$392	$634
Cumulative translation adjustment	(1,075)	(338)
	$(683)	$296

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financial Statement Details (Continued)

Other Income, net

Other income, net consists of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Interest income	$4,558	$6,216	$15,149
Other income	843	—	—
Interest expense	(94)	(58)	(73)
Other expense	(58)	(324)	(62)
	$5,249	$5,834	$15,014

Other income of $843,000 represents fees received pursuant to the termination of a partner agreement.

4. Acquisitions, Goodwill and Purchased Intangible Assets

Acquisitions

During the three years ended December 31, 2003, the Company completed the following acquisitions:

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

The Moss Acquisition. On April 12, 2001, E.piphany acquired Moss Software, Inc. in a merger transaction. Moss Software was a provider of customer relationship management products that resolve sales automation challenges and improve the management of sales cycles. Under the terms of the merger agreement, stockholders of Moss Software received approximately 0.0581 shares of E.piphany common stock for each share of Moss Software common stock held by them, which resulted in a total issuance of approximately 1,370,296 shares. In addition, E.piphany assumed all outstanding options to purchase Moss Software common stock, as adjusted to reflect the exchange ratio. E.piphany accounted for the acquisition under the purchase method of accounting and the results of Moss Software’s operations subsequent to April 12, 2001 have been included in E.piphany’s operating results. The total purchase price was approximately $40.6 million. In connection with the assumption of all outstanding options, the Company recorded deferred compensation of approximately $1.0 million. The deferred compensation represents the difference between the fair value of the unvested options at the date of acquisition and the option exercise price at the date of the option grant, and will be amortized over the vesting period.

The following table details the net assets acquired in each of the Company’s purchase transactions for the three-year period ended December 31, 2003 (in thousands):

Entity	Consideration	Goodwill and Purchased Intangibles, including IPRD	Other Net Assets (Liabilities)
Radnet	$10,325	$10,325	$—
Moss	40,628	45,548	(4,920)

Acquisitions Prior to 2001

During 2000 the Company entered business combinations with RightPoint Software, Inc., iLeverage Corporation, eClass Direct, Inc. and Octane Software, Inc. Each of these merger transactions were accounted for

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions, Goodwill and Purchased Intangible Assets (Continued)

under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired.

Goodwill and Purchased Intangibles

Prior to the adoption of SFAS 142, the Company periodically assessed the impairment of long-lived assets, including identifiable intangibles in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The Company also periodically assessed the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board Opinion No. 17, “Intangible Assets” (“APB 17”). As part of its review of its third quarter of 2001 financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill in connection with all of its acquisitions due to the existence of impairment indicators. The impairment indicators included, among others, the significant decline in the Company’s stock price, the net book value of assets, which significantly exceeded the Company’s market capitalization, and the overall decline in industry growth rates, which had negatively impacted the Company’s revenues and forecasted revenue growth rates, precipitating the Company’s reduction in workforce and overall restructuring in the quarter ended September 30, 2001. The impairment assessment was performed with the assistance of a third-party valuation firm to determine whether an impairment existed. As a result, the Company recorded a $1.7 billion impairment charge to reduce goodwill and other intangible assets associated with all of its acquisitions to reflect their estimated fair market value. Fair market value was determined based on discounted future cash flows from the acquired entities that had separately identifiable cash flows. Prior to recording the impairment charge, the Company’s quarterly amortization expense was approximately $274.1 million compared to amortization expense of approximately $17.0 million in the quarter following the impairment charge.

The following table summarizes the impairment charge taken during 2001 to reduce the goodwill and purchased intangible assets related to each of the following acquired companies (in thousands):

	Beginning Balance	Accumulated Amortization	Impairment Charge	Balance as of December 31, 2001
RightPoint	$479,642	$(283,842)	$(179,596)	$16,204
iLeverage	29,143	(13,762)	(15,381)	—
eClass	48,347	(21,882)	(24,657)	1,808
Octane	2,679,413	(1,201,154)	(1,421,433)	56,826
Radnet	10,325	(2,399)	(7,050)	876
Moss	45,548	(10,080)	(13,069)	22,399
	$3,292,418	$(1,533,119)	$(1,661,186)	$98,113

Subsequent to the adoption of SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company adopted SFAS 142 as of January 1, 2002 and completed the transitional impairment test during the first quarter of 2002 which did not result in an impairment charge. The Company has also completed annual impairment tests as of December 31, 2003 and 2002 which have not resulted in impairment charges. Goodwill and intangible assets with indefinite lives are shown as goodwill on the face of the balance sheet.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions, Goodwill and Purchased Intangible Assets (Continued)

The changes in the net carrying amount of goodwill are as follows (in thousands):

	Year ended December 31,
	2003	2002
Beginning balance	$81,499	$81,783
Adjustment of estimated liabilities related to acquisition	—	(284)
Ending balance	$81,499	$81,499

The following table summarized the effects on net loss and net loss per share data if the Company had followed the amortization provision of SFAS 142 for the year ended December 31, 2001 (in thousands, except per share amounts):

Year Ended December 31, 2003
Net loss	$(24,244)
Amortization of goodwill and assembled workforce	—
Adjusted net loss	$(24,244)
Basic and diluted net loss per share	$(0.33)
Amortization of goodwill and assembled workforce per share	—
Adjusted basic and diluted net loss per share	$(0.33)

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

	December 31, 2003			December 31, 2002
	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance
Purchased technology	$17,652	$(16,973)	$679	$17,652	$(12,165)	$5,487
Customer list	1,332	(1,332)	—	1,332	(1,071)	261
Total purchased intangibles	$18,984	$(18,305)	$679	$18,984	$(13,236)	$5,748

(1)	Gross carrying amount is presented net of the impairment charge discussed above and accumulated amortization as of the date of the impairment charge.

E.piphany amortizes purchased intangible assets over a period of 3 years. The Company will continue to amortize purchased intangible assets of $0.7 million on a straight-line basis over their remaining useful lives which will result in the full amortization of these assets by March 31, 2004. The amortization of purchased technology is recorded in cost of revenues and was $4.8 million, $9.7 million and $32.7 million in the years ended December 31, 2003, 2002 and 2001, respectively. The amortization of customer list assets is recorded in operating expenses and was $0.3 million, $0.9 million and $4.0 million in the years ended December 31, 2003, 2002 and 2001, respectively.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring

In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. In accordance with SAB 100, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

The following table summarizes the restructuring accrual for the years ended December 31, 2003 and 2002 (in thousands):

	Severance and Related Charges	Impairment of Property and Equipment	Lease Costs	Other Restructuring Activities	Total
Accrued balance at December 31, 2001	$58	$—	$32,350	$—	$32,408
Charges accrued during 2002 — Plan 1	1,070	157	190	—	1,417
Charges accrued during 2002 — Plan 2	1,542	2,290	4,662	—	8,494
Adjustments to previous estimates — Plan 1	—	—	2,523	—	2,523
Adjustments to previous estimates — Plan 2	131	791	2,730	—	3,652
Cash payments — Plan 1	(914)	—	(8,967)	—	(9,881)
Cash payments — Plan 2	(1,647)	—	(568)	—	(2,215)
Non-cash activity — Plan 1	(214)	(157)	—	—	(371)
Non-cash activity — Plan 2	—	(3,081)	—	—	(3,081)
Accrued balance at December 31, 2002	$26	$—	$32,920	$—	$32,946
Charges accrued during 2003 — Plan 3	620	301	122	311	1,354
Adjustments to previous estimates — Plan 1	—	—	1,846	—	1,846
Adjustments to previous estimates — Plan 2	(13)	—	689	—	676
Adjustments to previous estimates — Plan 3	—	—	52	—	52
Cash payments — Plan 1	—	—	(6,580)	—	(6,580)
Cash payments — Plan 2	—	—	(1,228)	—	(1,228)
Cash payments — Plan 3	(633)	—	(117)	(311)	(1,061)
Non-cash activity — Plan 3	—	(301)	—	—	(301)
Accrued balance at December 31, 2003	$—	$—	$27,704	$—	$27,704
Less: current portion	—	—	(7,215)	—	(7,215)
Restructuring costs, net of current portion	$—	$—	$20,489	$—	$20,489

Severance and related charges primarily result from involuntary termination benefits and related payroll taxes. The impairment of property and equipment primarily relates to leasehold improvements and other property and equipment impaired as a result of the abandonment of leased facilities and the reduction of the Company’s workforce. Lease costs reflect remaining operating lease obligations and brokerage fees stated at actual costs reduced by estimated sublease income. The Company calculates the estimated costs of abandoning these leased facilities, including estimated sublease costs and income, with the assistance of market information trend analyses provided by commercial real estate brokerage firms retained by the Company.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring (Continued)

Year Ended December 31, 2001

During 2001, the Company recorded a charge of $43.0 million, of which $32.4 million reflects the initial restructuring charge for Plan 1 and $10.6 million related to changes in estimated lease costs.

Under Plan 1, in 2001, the Company reduced the total number of employees by 116. Of these, 55 were engaged in professional services activities, 43 were engaged in sales and marketing activities, and 18 were engaged in general and administrative activities. The reduction included employees located in all geographies. Excess facilities were eliminated and lease costs were recorded related to the abandonment of leased facilities in or near Atlanta, Boston, Chicago, New York and San Mateo.

The change in estimated lease costs of $10.6 million reflected changes in estimates related to facilities in or near Boston, Chicago and New York. These changes resulted from the reduction of estimated sublease income due to the loss of sublease tenants and the continued deterioration of real estate markets in these areas.

Year Ended December 31, 2002

During 2002, the Company recorded a charge of $16.1 million, of which $1.4 million related to additional restructuring charges taken when the related liabilities could be reasonably estimated for Plan 1, $8.5 million was the initial restructuring charge for Plan 2 and $6.2 million related to changes in estimated lease costs:

Under Plan 1, in 2002, the Company reduced the number of employees by 19. Of these, 13 were engaged in sales and marketing activities, four were engaged in professional services activities and two were engaged in general and administrative activities. The reduction consisted primarily of sales employees located in Asia, Australia and the United States. Included in severance and related charges is a non-cash charge of $0.2 million for the acceleration of vesting of certain stock options in connection with terminated employees.

The Company initiated Plan 2 under which it reduced the number of employees by 91. Of these, 40 were engaged in sales and marketing activities, 21 were engaged in professional services activities, 20 were engaged in general and administrative activities and 10 were engaged in research and development activities. The reduction consisted of employees across all geographies. Lease costs were recorded related to the abandonment of leased facilities in the United States, Australia and the United Kingdom.

In addition, adjustments to previously recorded restructuring estimates were recorded totaling $6.2 million primarily to reflect changes in estimated lease costs related to the offices in or near Boston, New York, Chicago and the United Kingdom which resulted from continued deterioration of real estate markets in those locations.

Year Ended December 31, 2003

During 2003, the Company recorded a restructuring charge of $3.9 million, of which $1.3 million related to restructuring charges for Plan 3 and $2.6 million related to changes in estimated lease costs.

The Company initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia and Latin America by transitioning these markets to an indirect sales model. This plan was completed during 2003 and resulted in the sale of the Company’s subsidiary located in Japan, the abandonment of leased facilities in Australia and a reduction in the number of employees by 18. Of the total employee reduction, most had been engaged in sales and marketing activities. The sale of the Company’s subsidiary located in Japan was completed in July 2003 when the Company sold all of the outstanding capital stock of E.piphany Software, K.K. (“E.piphany Japan”) to Braxton Ltd. for approximately $4.2 million in cash. At the time of the sale, the subsidiary had $4.4 million in net assets resulting in a charge to other restructuring activities of approximately $0.2 million. Other expenses associated with the sale of the entity for $0.1 million resulted in total charges classified as “Other Restructuring Activities” of $0.3 million. Due to the continuing obligations and future cash flows expected under the distribution agreement, the sale of the subsidiary is not considered to be a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Disposal of Long-Lived Assets.”

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Restructuring (Continued)

Adjustments to lease cost estimates of $2.6 million were recorded primarily to reflect changes in estimates associated with facilities in New York, Boston and the United Kingdom.

The accrued liability of $27.7 million at December 31, 2003 is net of $31.2 million of estimated sublease income. Of this total sublease income, $12.7 million represents future sublease income due under non-cancelable subleases and $18.5 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require routine adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, will be paid over their respective lease terms through fiscal 2017.

6. Commitments and Contingencies

Lease Commitments

E.piphany leases certain facilities under operating lease agreements, which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of December 31, 2003 were as follows (in thousands):

Year Ending December 31,	Lease Payments Due	Sublease Payments Receivable	Total, Net
2004	$11,581	$(2,646)	$8,935
2005	9,061	(2,180)	6,881
2006	6,333	(1,497)	4,836
2007	6,348	(1,364)	4,984
2008	6,441	(1,213)	5,228
2009 and thereafter	22,171	(4,240)	17,931
	$61,935	$(13,140)	$48,795

The net amounts shown above include operating lease commitments due under leases for abandoned facilities of $33.6 million which are accrued as restructuring costs as of December 31, 2003.

Rent expense, excluding amounts charged to restructuring, was approximately $4.6 million, $6.4 million and $10.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, all sublease income received had been included in the Company’s restructuring accrual and did not reduce rent expense. For the years ended December 31, 2002 and 2001, the Company received sublease income, excluding amounts included in restructuring charges, which reduced its rent expense by $0.7 million and $0.4, respectively.

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

The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. The Company has elected to participate in the settlement. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On February 28, 2003, a related case, captioned Liu v. Credit Suisse First Boston, et al., Case No. 03-20459, was filed in the United States District Court for the Southern District of Florida. Among the 166 parties named as defendants were Credit Suisse First Boston and its personnel, issuers that completed IPOs underwritten by Credit Suisse First Boston, and certain directors and officers of these issuers, including E.piphany and two of its current officers. The complaint alleged that the defendants violated federal and state laws by, among other things, publishing false and misleading information regarding the issuers’ projected financial performance and revenue potential and by incorrectly pricing issuers’ IPOs. The Liu plaintiff was not alleged to have bought or sold E.piphany stock. By court order dated July 16, 2003, the E.piphany defendants were dismissed from the litigation.

Several governmental entities have initiated investigations related to the IPO allocation practices of Credit Suisse First Boston and other investment banks, and their personnel. In connection with some of these proceedings, E.piphany and several other public companies have been asked to provide information relevant to these proceedings. In response, the Company has provided information and is otherwise cooperating with these entities. Based on discussions with these entities, the Company does not believe that it, or any of its directors and officers, is the subject of any of these investigations.

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

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

The table below lists the Company’s outstanding letters of credit as of December 31, 2003 (in thousands):

Date Effective	Lease Termination Date	Amount Secured
1/5/2001	3/31/2004	$726
1/5/2001	9/30/2004	743
1/5/2001	10/31/2004	81
9/17/2001	10/31/2004	371
1/5/2001	10/31/2005	266
1/5/2001	2/28/2006	276
11/3/2000	3/31/2011	3,303
2/7/2001	4/30/2011	931
5/17/2002	4/30/2011	150
2/8/2001	6/30/2013	1,039
		$7,886

7. Common Stock

In July 1998, E.piphany’s former chief executive officer, Roger Siboni, purchased 2,400,000 shares of common stock under a restricted stock purchase agreement in exchange for a promissory note. Pursuant to the stock purchase agreement, E.piphany had a right to repurchase the common stock at the original purchase price upon the occurrence of certain events. The repurchase right expired during 2002.

As of December 31, 2003, E.piphany had reserved the following shares of authorized but un-issued common stock:

Stock options outstanding under the 1997 stock option plan	1,440,827
Stock options outstanding under the 1999 stock option plan	8,600,369
Stock options outstanding under the 2000 nonstatutory stock option plan	1,000,590
Stock options outstanding under plans assumed through acquisition	320,722
Stock options available for grant under the 1999 stock option plan	6,200,127
Stock options available for grant under the 2000 nonstatutory stock option plan	1,155,123
Stock reserved for issuance under the 1999 employee stock purchase plan	6,501,467
Warrants assumed through acquisition	5,366
Total shares reserved	25,224,591

Warrants

As of December 31, 2003, the Company had warrants outstanding to purchase 5,366 shares of common stock. Of these, warrants to purchase 911 shares have an exercise price of $1.29 and expire on January 26, 2005 and warrants to purchase 4,455 shares have an exercise price of $15.71 and expire on July 25, 2005.

Stock-Based Compensation

Stock-based compensation consists of amortization of deferred compensation in connection with stock option grants and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock and compensation related to equity instruments issued to non-employees for services rendered. As of December 31, 2003, deferred compensation was fully amortized.

During the years ended December 31, 2003, 2002 and 2001, E.piphany recorded stock-based compensation related to equity instruments issued to non-employees of $0, $53,000 and $50,000, respectively. Stock-based

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Common Stock (Continued)

compensation related to stock options to purchase common stock that are issued to non-employees is determined based upon the fair value in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

1999 Employee Stock Purchase Plan

On June 30, 1999, the Board of Directors approved the adoption of E.piphany’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 10,199,455 shares of common stock have been reserved for issuance under the Purchase Plan as of December 31, 2003. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan. As of December 31, 2003, 3,697,988 shares had been purchased and 6,501,467 shares are available for future issuance under the Purchase Plan.

Stock Option Exchange Program

On April 2, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. These elections needed to be made by May 1, 2001 and were required to include all options granted during the prior six-month period. A total of 614 employees elected to participate in the exchange program. Those 614 employees tendered a total of 5,849,237 options to purchase the Company’s common stock in return for its promise to grant new options on the grant date of November 5, 2001. A total of 4,687,353 options were granted at the fair market value of $6.44 per share on November 5, 2001 to those employees who had been continuously employed by the Company from the date they tendered their original options through November 5, 2001. The exercise price of these stock options was equal to the fair market value on the date of grant. Therefore, no compensation charge was recorded as a result of these stock options. The exchange program was not made available to the Company’s executive officers, directors, consultants, former employees or any of its employees who were residents of The Netherlands, Switzerland, Spain or Brazil or who were employed by subsidiaries located in those countries.

Stock Options

In 1997, E.piphany adopted the 1997 Stock Plan (the “1997 Plan”) under which incentive stock options and nonstatutory stock options were granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are immediately exercisable, but shares so purchased vest over periods determined by the Board of Directors, generally four years. Upon termination of employment, unvested shares may be repurchased by E.piphany for the original purchase price. The Board of Directors determined that no further options would be granted under the 1997 Plan after the initial public offering. In addition to the shares authorized for the 1999 Plan, the 1997 Plan options authorized but not granted as of the IPO date were made available for grant under the 1999 Plan. Accordingly, no shares are available for grant under the 1997 Plan as of December 31, 2003.

On June 30, 1999, the Board of Directors approved the adoption of E.piphany’s 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options and nonstatutory stock options may be granted to employees and consultants of E.piphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Common Stock (Continued)

all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant to a vesting schedule determined by the Board of Directors, which is typically over a period of four years. A total of 15,534,179 shares of common stock have been reserved for issuance, 8,600,369 are outstanding and 733,683 options have been exercised under the 1999 Plan. As of December 31, 2003, 6,200,127 shares were available for grant.

On October 18, 2000, the Board of Directors approved the adoption of E.piphany’s 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). Under the Nonstatutory Plan, nonstatutory stock options may be granted to employees and consultants of E.piphany, executive officers and directors, however, may not receive stock options under the Nonstatutory Plan. The exercise price for nonstatutory stock options is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant to a vesting schedule determined by the Board of Directors. A total of 2,250,000 shares of common stock have been reserved for issuance, 1,000,590 options are outstanding and 94,287 options have been exercised under the Nonstatutory Plan. As of December 31, 2003, 1,155,123 shares were available for grant.

The following table summarizes the stock option plan activity under the stock option plans (in thousands, except per share amounts):

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	13,003	$8.75	13,263	$9.41	11,079	$38.10
Granted	2,968	$4.73	3,749	$6.33	11,677	$11.93
Exercised	(755)	$4.36	(667)	$4.02	(690)	$5.08
Canceled	(3,854)	$8.95	(3,342)	$9.59	(8,803)	$49.20
Outstanding at end of period	11,362	$7.92	13,003	$8.75	13,263	$9.41
Vested and exercisable at end of period	6,739	$9.61	6,413	$9.74	3,856	$10.12
Weighted average fair value per share	$7.92		$8.75		$9.41

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Common Stock (Continued)

	Options Outstanding			Options Vested and Exercisable
December 31, 2003 Range of Exercise Prices	Number	Weighted Average Remaining Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.20 – $ 1.80	436,708	5.0	$1.44	436,708	$1.44
$ 1.97 – $ 3.50	1,205,025	8.4	3.38	432,328	3.19
$ 3.52 – $ 4.27	827,537	6.8	4.04	549,156	4.07
$ 4.28 – $ 4.44	2,065,400	9.6	4.44	2,400	4.37
$ 4.45 – $ 5.26	568,354	8.9	4.81	182,113	4.89
$ 5.28 – $ 6.44	2,587,293	7.9	6.38	2,267,551	6.41
$ 6.50 – $ 7.33	1,162,247	7.2	7.15	1,051,788	7.16
$ 7.49 – $ 9.90	1,370,841	7.6	9.46	831,353	9.58
$ 9.91 – $121.29	1,138,353	6.7	28.25	984,449	29.92
$121.30 – $162.33	750	6.2	162.33	703	162.33
$ 0.20 – $162.33	11,362,508	7.9	$7.92	6,738,549	$9.61

8. Income Taxes

E.piphany accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” The components of provision for taxes are as follows (in thousands):

December 31,
	2003	2002
Federal:	$—	$—
Current	—	—
Deferred	—	—
	—	—
State:	—	—
Current	—	—
Deferred	—	—
	—	—
Foreign:	—	—
Current	526	205
Deferred	—	—
	526	205
Total	$526	$205

Provision for taxes consists of withholding taxes due on payments from certain foreign customers.

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Net operating loss carryforwards	$111,197	$98,842
Restructuring charge	7,834	18,557
Accruals and reserves	2,135	4,229
Plant and equipment depreciation	761	643
Startup and organization costs	132	143
Research and development credits	7,371	8,695
Capitalized research and development costs	5,229	3,919
Total deferred tax assets	134,659	135,028
Valuation allowance	(134,659)	(135,028)
Net deferred tax assets	$—	$—

From inception through December 31, 2003, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Due to uncertainties regarding realization of the assets based on the limited operating history of E.piphany, the lack of annual profitability to date, and the uncertainty of future profitability, E.piphany has recorded a valuation allowance equal to the total deferred tax assets of $134.7 million, and, therefore, has no net deferred tax assets.

Included in the deferred tax assets of $134.7 million is $111.2 million, which is equal to the tax-effected amount of net operating loss carryforwards. As of December 31, 2003, E.piphany had net operating loss carryforwards of approximately $278.0 million and $95.2 million for federal and state tax purposes, respectively. The federal net operating loss and other credit carryforwards begin expiring, if not utilized, on various dates beginning in 2010. The state net operating loss and other carryforwards will expire, if not utilized, on various dates through 2013. In addition, E.piphany has net operating losses in certain foreign jurisdictions of approximately $32.3 million, which expire in various years. Approximately $18.2 million of the deferred tax asset relates to employee stock option deductions and, accordingly, will be credited directly to stockholders’ equity when realized and will not be available to reduce the provision for income taxes in future years.

The deferred tax assets of $134.7 million at December 31, 2003 include approximately $26.4 million related to the acquisitions of RightPoint, Octane, eClass, iLeverage and Moss (including the tax effected amounts of net operating losses of $66.7 million and $38.8 million, federal and state respectively) which when realized, will be used to reduce the amount of any remaining goodwill that was originally recorded at the date of the acquisitions.

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

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%	(6.0)%
Amortization of stock compensation	0.1%	0.4%	—
Foreign taxes	2.2%	0.3%	—
Amortization of goodwill, in-process R&D, and other intangibles	7.3%	6.3%	38.03%
Net operating loss not benefited and other	32.6%	33.3%	1.97%
	2.2%	0.3%	—%

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

The Company’s pretax loss from operations for the years ended December 31, 2003, 2002 and 2001 consisted of the following components (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$(20,538)	$(57,158)	$(2,578,834)
Foreign	(3,180)	(14,327)	(30,536)
Total pretax loss	$(23,718)	$(71,485)	$(2,609,370)

9. Related Party Transactions

In connection with the employment of our former chief executive officer, Roger Siboni, in 1998, we agreed to extend to Mr. Siboni credit in the form of two personal loans, all of which were repaid in full as of September 30, 2003.

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

Third, Mr. Siboni was extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the outstanding balance including accrued interest was $43,000. Subsequent to December 31, 2002, this loan was repaid in full.

Mr. Siboni is currently a member of the board of directors of two of E.piphany’s customers. Total revenues to E.piphany from these customers were $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. E.piphany had accounts receivable balances from these customers totaling $0.1 million and $0.1 as of December 31, 2003 and 2002, respectively.

In addition, four of our customers have board members or executive officers that are also on our board of directors. Total revenues to E.piphany from these customers were $2.1 million, $1.0 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We had accounts receivable balances from these customers totaling less than $0.1 million and $0.3 million as of December 31, 2003 and 2002, respectively.

10. 401(k) Plan

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

E.PIPHANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Valuation and Qualifying Accounts

The following table presents annual information related to the allowance for doubtful accounts for the three years ended December 31, 2003 (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Allowance for Doubtful Accounts	Balance at End of Period
Allowance for doubtful accounts Year ended December 31,
2003	$2,508	$—	$(899)	$1,609
2002	4,332	403	(2,227)	2,508
2001	4,750	2,700	(3,118)	4,332

12. Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly information for 2003 and 2002 (in thousands, except share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Revenues	$22,511	$22,158	$24,208	$27,255
Gross profit	12,867	12,822	16,041	19,212
Net income (loss)	(10,901)	(9,408)	(4,348)	413
Basic and diluted net income (loss) per share	$(0.15)	$(0.13)	$(0.06)	$0.01
2002:
Revenues	$22,146	$19,398	$19,795	$22,491
Gross profit	11,304	8,620	9,316	12,103
Net loss	(17,016)	(26,290)	(13,603)	(14,781)
Basic and diluted net loss per share	$(0.24)	$(0.37)	$(0.19)	$(0.20)

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

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms related to E.piphany, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls over financial reporting or in other factors subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not identified any significant deficiencies or material weaknesses in our internal controls, and, therefore, there were no corrective actions taken.

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

On April 16, 2003, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. We have posted our code of business conduct and ethics on our website at www.epiphany.com. The information concerning our code of business conduct and ethics required by this item is incorporated by reference to the information under the heading “Corporate Governance” in our proxy statement. We intend to disclose any amendment to, or wavers of, the provisions of the code of business conduct and ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar funtions by posting such information on our website.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information under the heading “Fees Paid to Ernst & Young LLP” in our proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements.

Our consolidated financial statements as set forth under Item 8 hereto are filed as part of this annual report on Form 10-K.

(a)	(2) Financial Statement Schedules.

See Item 15 (d) below.

(a)	(3) Exhibits.

Number	Exhibit Title
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3 (3)	Amended and Restated Bylaws of the Registrant.
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (4)	1999 Stock Plan and form of agreements thereunder, as amended on September 28, 2001.
10.3 (3)	1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended on October 15, 2002.
10.4 (1)	1997 Stock Plan and form of agreements thereunder.
10.5 (1)	Fourth Amended and Restated Investors’ Rights Agreement dated June 16, 1999.
10.6 (1)	Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge Agreement and Joint Escrow Instructions dated July 1, 1998 between Roger S. Siboni and the Registrant.
10.7 (1)	Promissory Note dated August 15, 1998 between Roger S. Siboni and the Registrant.
10.8 (5)	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.
10.9 (6)	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.10 (7)	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.11 (7)	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.
10.12 (7)	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.
10.13 (8)	iLeverage Corporation (formerly Mayasoft Corporation) 1997 Stock Plan and form of agreements thereunder.
10.14 (9)	eClass Direct, Inc. 1998 Stock Plan and form of agreements thereunder.
10.15 (10)	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.16 (10)	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.
10.17 (4)	Change of Control Severance Agreement dated January 25, 2002 between Roger S. Siboni and the Registrant
10.18 (4)	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant
10.19 (4)	Form Change of Control Agreement dated February 15, 2002 between the Registrant and each of Phillip Fernandez and Kevin Yeaman.
10.20 (2)	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Karen Richardson.
10.21 (2)	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Roger Siboni.

Number	Exhibit Title
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Statement Regarding Consent of Arthur Andersen LLP.
24.1	Power of Attorney (see page 66).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 000-27183) filed with the Securities Exchange Commission on March 6, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 20, 2000.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission On October 23, 2000.

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 16, 2001.

(b)	Reports on Form 8-K.

Reports on Form 8-K were made on October 20, 2003 and December 15, 2003.

(c)	Exhibits.

See Item 15(a)(3) above.

(d)	Financial Statement Schedules.

Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 8th day of March 2004.

E.PIPHANY, INC.

By: /s/ KAREN A. RICHARDSON

Karen A. Richardson
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Karen A. Richardson and Kevin J. Yeaman, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KAREN A. RICHARDSON Karen A. Richardson	Chief Executive Officer (Principal Executive Officer)	March 8, 2004
/s/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004
/s/ FRED ANDERSON Fred Anderson	Director	March 8, 2004
/s/ MOHAN GYANI Mohan Gyani	Director	March 8, 2004
/s/ ROBERT L. JOSS Robert L. Joss	Director	March 8, 2004
/s/ PAUL M. HAZEN Paul M. Hazen	Director	March 8, 2004
/s/ DOUGLAS J. MACKENZIE Douglas J. Mackenzie	Director	March 8, 2004
/s/ ROGER R. SIBONI Roger R. Siboni	Director	March 8, 2004

EXHIBIT INDEX

Number	Exhibit Title
3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3 (3)	Amended and Restated Bylaws of the Registrant.
10.1 (1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2 (4)	1999 Stock Plan and form of agreements thereunder, as amended on September 28, 2001.
10.3 (3)	1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended on October 15, 2002.
10.4 (1)	1997 Stock Plan and form of agreements thereunder.
10.5 (1)	Fourth Amended and Restated Investors’ Rights Agreement dated June 16, 1999.
10.6 (1)	Restricted Stock Purchase Agreement, Promissory Note, Stock Pledge Agreement and Joint Escrow Instructions dated July 1, 1998 between Roger S. Siboni and the Registrant.
10.7 (1)	Promissory Note dated August 15, 1998 between Roger S. Siboni and the Registrant.
10.8 (5)	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.
10.9 (6)	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.
10.10 (7)	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.11 (7)	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.
10.12 (7)	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.
10.13 (8)	iLeverage Corporation (formerly Mayasoft Corporation) 1997 Stock Plan and form of agreements thereunder.
10.14 (9)	eClass Direct, Inc. 1998 Stock Plan and form of agreements thereunder.
10.15 (10)	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.
10.16 (10)	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.
10.17 (4)	Change of Control Severance Agreement dated January 25, 2002 between Roger S. Siboni and the Registrant
10.18 (4)	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant
10.19 (4)	Form Change of Control Agreement dated February 15, 2002 between the Registrant and each of Phillip Fernandez and Kevin Yeaman.
10.20 (2)	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Karen Richardson.
10.21 (2)	Notice of Stock Option Grant and Stock Option Agreement dated January 25, 2002 between the Registrant and Roger Siboni.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Statement Regarding Consent of Arthur Andersen LLP.
24.1	Power of Attorney (see page 66).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 000-27183) filed with the Securities Exchange Commission on March 6, 2002.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 20, 2000.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission On October 23, 2000.

(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 16, 2001.