Form 10-Q
period 2004-03-31
E PIPHANY INC
filed 2004-05-10
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 000-26881

E.PIPHANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0443392

(State of incorporation)	(I.R.S. Employer Identification Number)

475 Concar Drive
San Mateo, California 94402
(Address of principal executive offices)

(650) 356-3800
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒         NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☒         NO ☐

     The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2004, was 75,966,441.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	35

SIGNATURES	36
Exhibit Index	37

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$ 33,277	$ 30,468
Short-term investments	145,429	127,112
Accounts receivable, net	7,828	10,688
Prepaid expenses and other assets	5,443	5,825
Short-term restricted cash and investments	1,920	726

Total current assets	193,897	174,819
Long-term investments	81,827	105,171
Long-term restricted cash and investments	6,081	7,274
Property and equipment, net	5,746	6,710
Goodwill, net	81,499	81,499
Purchased intangibles, net	—	679
Other assets	670	847

Total assets	$ 369,720	$ 376,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,176	$ 1,367
Accrued compensation	6,906	8,536
Accrued other	6,433	8,081
Current portion of restructuring costs	7,221	7,215
Deferred revenue	17,940	19,157

Total current liabilities	39,676	44,356
Restructuring costs, net of current portion	19,211	20,489
Other long-term liabilities	193	185

Total liabilities	59,080	65,030

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	3,825,183	3,822,361
Accumulated other comprehensive loss	(632)	(683)
Accumulated deficit	(3,513,918)	(3,509,716)

Total stockholders' equity	310,640	311,969

Total liabilities and stockholders' equity	$ 369,720	$ 376,999

     The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product license	$ 7,106	$ 10,391
Services	5,535	5,115
Maintenance	7,588	7,005

	20,229	22, 511

Cost of revenues:
Product license	415	252
Services	4,498	6,020
Maintenance	1,276	1,540
Amortization of purchased technology	679	1,828

	6,868	9,640

Gross profit	13,361	12,871

Operating expenses:
Research and development	6,673	8,549
Sales and marketing	8,431	12,313
General and administrative	2,705	2,572
Restructuring charges	636	2,243
Amortization of purchased intangibles	—	152
Stock-based compensation	—	27

Total operating expenses	18,445	25,856

Loss from operations	(5,084)	(12,985)

Other income, net	928	2,112

Net loss before provision for taxes	$(4,156)	$(10,873)

Provision for taxes	46	28

Net Loss	$(4,202)	$(10,901)

Basic and diluted net loss per share	$ (0.06)	$ (0.15)

Shares used in computing basic and diluted net
loss per share	74,982	72,833

     The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,202)	$(10,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,176	1,908
Stock-based compensation	—	27
Amortization of purchased technology and purchased intangibles	679	1,980
Accounts receivable	2,860	(2,165)
Prepaid expenses and other assets	559	1,378
Accounts payable	(191)	(1,487)
Accrued liabilities and compensation	(3,270)	(531)
Restructuring costs	(1,272)	(403)
Deferred revenue	(1,217)	(158)

Net cash used in operating activities	(4,878)	(10,352)

Cash flows from investing activities:
Purchases of property and equipment	(278)	(331)
Loss on disposal of fixed assets	66	—
Restricted cash and investments	—	(3)
Proceeds from maturities of investments	110,971	92,041
Purchases of investments	(105,711)	(108,667)

Net cash provided by (used in) investing activities	5,048	(16,960)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(67)
Repayments on notes receivable	—	134
Proceeds from sale of common stock, net of repurchases	2,822	312

Net cash provided by financing activities	2,822	379

Effect of foreign exchange translation	(183)	(54)

Net increase (decrease) in cash and cash equivalents	2,809	(26,987)
Cash and cash equivalents at beginning of period	30,468	48,235

Cash and cash equivalents at end of period	$ 33,277	$ 21,248

     The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of March 31, 2004 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 8, 2004.

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany as of March 31, 2004, the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full fiscal year.

     Certain amounts from prior years have been reclassified to conform to current year presentation.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of March 31, 2004, the Company owns 100% of the outstanding stock of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation

     The functional currency of our foreign subsidiaries is the local currency. The Company translates the assets and liabilities of non-U.S. functional currency subsidiaries into dollars at the current rates of exchange in effect as of the balance sheet date. Revenues and expenses are translated using average exchange rates during each reporting period. Gains and losses from translation adjustments are included on the balance sheet in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Currency transaction gains or losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period. The effect of foreign currency rate changes on cash and cash equivalents has not been significant in any period.

Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Cash and Investments

     Cash equivalents consist of highly liquid investments that are readily convertible into cash. Short-term investments consist of highly liquid securities that the Company intends to hold for less than one year. Long-term investments consist of securities that the Company intends to hold for more than one year with maturity dates of less than two years from the date of purchase. The Company has classified its short-term and long-term investments as available-for-sale. Short-term and long-term investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value which are determined to be other than temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities and were not significant for the three month periods ending March 31, 2004 and 2003.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and investments. As of March 31, 2004, we had $8.0 million securing letters of credit, which are classified as restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets. The classification of restricted cash and investments as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

Accounts Receivable and Deferred Revenue

     Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. Deferred license revenue is recognized upon delivery of our product, as services are rendered, or as other criteria for revenue recognition are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year, and deferred professional services revenue is recognized as services are rendered or as other criteria for revenue recognition are satisfied.

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

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the three months ended March 31, 2004. As of March 31, 2004, no accounts receivable balance accounted for more than 10% of our total accounts receivable balance. One individual customer account receivable balance accounted for 13% of our total accounts receivable as of December 31, 2003.

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

     Maintenance Services.  Maintenance services include technical support and unspecified software updates to customers. Revenue derived from maintenance services is recognized ratably over the applicable maintenance term, typically one year, and is included in maintenance revenue in the accompanying consolidated statements of operations.

     Professional, Implementation and Training Services.  E.piphany provides consulting, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed, except when such services are subject to acceptance provisions, as discussed above, and is included in services revenue in the accompanying consolidated statements of operations.

Warranties and Indemnification

     The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2004 or December 31, 2003. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers, against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement indemnification accrual as of March 31, 2004 or December 31, 2003 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

     During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2004.

     The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2004.

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

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(4,202)	$(10,901)
Add: Stock-based employee compensation
expense included in reported net loss, net of
tax effects	—	27
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(5,416)	(10,406)

Pro forma net loss	$(9,618)	$(21,280)

Loss per share:
Basic and diluted—as reported	$(0.06)	$ (0.15)
Basic and diluted—pro forma	$(0.13)	$ (0.29)

3.  Related Party Transactions

     Roger Siboni, Chairman of the Board, is currently a member of the board of directors of two of the Company’s customers. Total revenues to E.piphany from these customers were less than $0.1 million for the three months ended March 31, 2004 and $0.1 million for the three months ended March 31, 2003. The Company had accounts receivable balances from these customers totaling less than $0.1 million as of March 31, 2004 and zero as of December 31, 2003.

     In addition, four of the Company’s customers have board members that were also on the Company’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to the company from these customers were $0.4 million for the three months ended March 31, 2004 and $0.1 million for the three months ended March 31, 2003. The Company had accounts receivable balances from these customers totaling $0.1 million and less than $0.1 million as of March 31, 2004 and December 31, 2003, respectively.

4.   Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss	$(4,202)	$(10,901)

Basic and diluted:
Weighted average shares of common stock outstanding	74,983	72,868
Less: Weighted average shares subject to repurchase	(1)	(35)

	74,982	72,833

Basic and diluted net loss per common share	$ (0.06)	$ (0.15)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2004	2003
Options excluded due to the exercise price exceeding the
average fair market value of the Company's common
stock during the period	3,922	9,621
Options for which the exercise price was less than the
average fair market value of the Company's common stock during the period that were excluded as inclusion would decrease the Company's net loss per
share	8,558	3,201
Common shares excluded resulting from common stock
subject to repurchase	1	35

Total common stock equivalents excluded from diluted net
loss per common share	12,481	12,857

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

6.   Restructuring

     In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), and with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as applicable. Under EITF 94-3 and SFAS 146, specified restructuring activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

     The following table summarizes the Company’s restructuring accrual as of March 31, 2004 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Other Restructuring Activities	Total

Accrued balance at December 31, 2002	$ 26	$ —	$ 32,920	$ —	$ 32,946
Charges accrued during 2003 - Plan 3	620	301	122	311	1,354
Adjustments to previous estimates - Plan 1	—	—	1,846	—	1,846
Adjustments to previous estimates - Plan 2	(13)	—	689	—	676
Adjustments to previous estimates - Plan 3	—	—	52	—	52
Cash payments - Plan 1	—	—	(6,580)	—	(6,580)
Cash payments - Plan 2	—	—	(1,228)	—	(1,228)
Cash payments - Plan 3	(633)	—	(117)	(311)	(1,061)
Non-cash activity - Plan 3	—	(301)	—	—	(301)

Accrued balance at December 31, 2003	$ —	$ —	$ 27,704	$ —	$ 27,704
Adjustments to previous estimates - Plan 1	—	—	693	—	693
Adjustments to previous estimates - Plan 2	—	—	(65)	—	(65)
Adjustments to previous estimates - Plan 3	—	—	8	—	8
Cash payments - Plan 1	—	—	(1,690)	—	(1,690)
Cash payments - Plan 2	—	—	(200)	—	(200)
Cash payments - Plan 3	—	—	(18)	—	(18)

Accrued balance at March 31, 2004	—	—	26,432	—	26,432
Less: current portion	—	—	(7,221)	—	(7,221)

Restructuring costs, net of current portion	$ —	$ —	$ 19,211	$ —	$ 19,211

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

Year ended December 31, 2003

     During 2003, the Company recorded restructuring charges of $3.9 million, of which $1.3 million related to restructuring charges for Plan 3 and $2.6 million related to changes in estimated lease costs.

     The Company initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia and Latin America by transitioning these markets to an indirect sales model. This plan was completed during 2003 and resulted in the sale of the Company’s subsidiary located in Japan, the abandonment of leased facilities in Australia and a reduction in the number of employees by 18. Of the total employee reduction, most had been engaged in sales and marketing activities. The sale of the Company’s subsidiary located in Japan was completed in July 2003 when the Company sold all of the outstanding capital stock of E.piphany Software, K.K. (“E.piphany Japan”) to Braxton Ltd. for approximately $4.2 million in cash. At the time of the sale, the subsidiary had $4.4 million in net assets resulting in a charge to other restructuring activities of approximately $0.2 million. Other expenses associated with the sale of the entity of $0.1 million resulted in total charges classified as “Other Restructuring Activities” of $0.3 million. Due to the continuing obligations and future cash flows expected under an ongoing distribution agreement between the parties, the sale of the subsidiary is not considered to be a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Disposal of Long-Lived Assets.”

     Adjustments to lease cost estimates of $2.6 million were recorded primarily to reflect changes in estimates associated with facilities in New York, Boston and the United Kingdom.

Quarter ended March 31, 2004

     For the quarter ended March 31, 2004, the Company recorded adjustments to previously-recorded restructuring estimates totaling $0.6 million primarily associated with facilities in Chicago, Illinois and San Mateo, California

     The accrued liability of $26.4 million at March 31, 2004 is net of $30.4 million of estimated sublease income. Of this total sublease income, $15.3 million represents future sublease income due under non-cancelable subleases and $15.1 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require periodic adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

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

     The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues:
United States	$14,476	$15,335
United Kingdom	3,219	2,718
Rest of world	2,534	4,458

Total	$20,229	$22,511

8.  Goodwill and Purchased Intangible Assets

     In the first quarter of 2002, the Company adopted SFAS 142 which states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company completed a transitional test and an annual impairment test during the first and fourth quarters of 2003, respectively, which did not result in an impairment charge. The Company plans to complete an annual impairment test during the fourth quarter of 2004. Definite lived intangible assets will continue to be amortized over their estimated useful lives.

     Information regarding the Company’s definite lived intangible assets is as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance
Purchased technology	$17,652	$(17,652)	$ —	$17,652	$(16,973)	$679
Customer list	1,332	(1,332)	—	1,332	(1,332)	—

Total	$18,984	$(18,984)	$ —	$18,984	$(18,305)	$679

(1)  Gross carrying amount is presented net of an impairment charge, taken as of September 30, 2001, and net of accumulated amortization as of that date.

     Amortization of other intangible assets for the three months ended March 31, 2004 and 2003 was $0.7 million and $2.0 million, respectively. As of March 31, 2004 these intangible assets were fully amortized.

9.  Other Income, Net

     Other income, net consists primarily of interest income from investments.

10.  Income Taxes

     For the quarters ended March 31, 2004 and 2003, the Company recorded a provision for income taxes of $46,000 and $28,000, respectively, as a result of withholding taxes on payments from certain foreign customers.

11.   Comprehensive Loss

     Comprehensive loss consists of net loss plus all other non-owner changes in equity. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(4,202)	$(10,901)
Change in unrealized gain on investments	234	118
Change in foreign currency translation
adjustment	(183)	(54)

Comprehensive loss	$(4,151)	$(10,837)

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

     During 2002, we released version 6.0 of our product suite. This release generated an increase in demand for our product licenses which helped increase revenues in 2003. Our total revenues for 2003 increased to $96 million, an increase of 15% over 2002, while our product license revenues increased to $44 million in 2003 from $34 million in 2002, an increase of 29% year over year. During 2003, we continued to focus on cost containment and reduced our annual net loss to $24 million in 2003 from $72 million in the prior year. The combination of increased revenue and decreased costs resulted in declining net losses in the first three quarters of the year and net income of $0.4 million in the fourth quarter. During the first quarter of 2004, we experienced a decline in revenue and increase in net loss for the quarter. The decline in revenue was due primarily to a decline to product license sales in North America.

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through March 31,

2004, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

     Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, or IBM. Alternatively, in certain circumstances, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services are generally sold to customers on a time and expense basis. We have historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third party consulting organizations.

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

     To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout most of the three years ended December 31, 2003 and the first quarter ended March 31, 2004, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements. This trend reversed temporarily during the second half of 2002 and during this time we were responsible for the implementation on the majority of contracts. This temporary change resulted in a greater percentage of revenue being recognized under SOP 81-1 in the second half of 2002 and the first half of 2003.  Approximately 20% of license revenue was recognized under SOP 81-1 during the three months ended March 31, 2004, compared to 28% and 24% for the three months ended March 31, 2003 and for the fiscal year 2003, respectively.

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

     As a result of the adoption of SFAS 142 as of January 1, 2002, we ceased amortization of approximately $81.8 million of goodwill. In lieu of amortization, we were required to perform a transitional impairment test of goodwill. We perform impairment tests annually. We also perform impairment tests when events occur or circumstances change that would more likely than not reduce the fair value of previously recorded intangible assets. If the fair value of such assets is considered to be reduced, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write-downs of goodwill and purchased intangible assets. We performed the transitional impairment test on January 1, 2002 and annual impairment tests on December 31, 2002 and 2003. We determined that no impairment existed at those times. In addition, we have not identified events or circumstances that would more likely than not reduce the fair value of previously recorded intangible assets during the period ended March 31, 2004.

Restructuring Charges

     As discussed in Note 6 of Notes to Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $26.4 million at March 31, 2004 is net of $30.4 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $15.3 million represents future sublease income due under non-cancelable subleases and $15.1 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

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

Results of Operations

Revenues

     The following table sets forth our revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2004 and 2003 (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Revenues:
Product license	$ 7,106	35%	$10,391	46%
Services	5,535	27%	5,115	23%
Maintenance	7,588	38%	7,005	31%

	$20,229	100%	$22,511	100%

     The following table sets forth our revenues by geography, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2004 and 2003 (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
North America	$14,640	72%	$15,336	68%
Europe	5,403	27%	5,414	24%
Rest of world	186	1%	1,761	8%

	$20,229	100%	$22,511	100%

     Product license revenue for the three months ended March 31, 2004 decreased by $3.3 million, or 32%, over product license revenue for the same period in the prior year. As a percentage of total revenues, product license revenue decreased to 35% in 2004 from 46% in 2003. The decrease in product license revenue is due primarily to fewer license sales in North America. In addition, product license revenue in markets outside of North America and Europe decreased as a result of our restructuring plan to reduce sales and marketing costs by transitioning these regions to an indirect sales model.

     Services revenue consists of revenue from professional and training services. Services revenue for the first quarter of 2004 increased by $0.4 million, or 8%, over the first quarter of 2003. The increase was primarily due to an increase in the demand for implementation services provided directly to customers in Europe.

     Maintenance revenue for the first quarter of 2004 increased by $0.6 million, or 8%, over maintenance revenue for the first quarter of 2003. The increase in maintenance revenue was primarily attributable to maintenance contracts sold with new licenses in addition to maintenance agreement renewals by our existing installed base.

     The relative amount of license revenue as compared to services revenue has varied historically depending on the extent to which third-party consulting organizations have been engaged directly by customers to provide professional services, the nature of products licensed, the complexity of our customers’ information technology environment, the resources allocated by customers to implementation projects and the scope of licensed rights. Services revenue has substantially lower margins than product license revenue. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services revenue becomes a greater percentage of our total revenues, our overall gross margins will decline.

Cost of Revenues

      The following table sets forth our cost of revenues and gross profit, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2004 and 2003 (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Cost of revenues:
Product license	$ 415	2%	$ 252	1%
Services	4,498	22%	6,020	27%
Maintenance	1,276	6%	1,540	7%
Amortization of purchased technology	679	3%	1,828	8%

	6,868	33%	9,640	43%

Gross profit	$13,361	67%	$12,871	57%

     Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date.

     Cost of services revenues consists primarily of personnel and related costs of providing professional services and training services. The decrease in cost of services revenue was due primarily to a reduction in the number of internal professional services employees and their related travel expenses. The decrease was also a result of lower overhead and facilities costs. The number of services employees decreased from 135 at March 31, 2003 to 114 at March 31, 2004. Of this total reduction, 3 related to the restructuring of our operations during 2003 and the remainder related to voluntary and other terminations.

     Cost of maintenance revenues consists primarily of personnel and related costs of providing customer telephone support services under maintenance agreements. The decrease in cost of maintenance revenue was due primarily to lower overhead and facilities costs as well as a reduction in the number of customer support employees.

     The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of RightPoint, Octane, iLeverage, eClass Direct, Moss and certain intellectual property assets of Radnet. The decrease in amortization of purchased technology for the first quarter of 2004 as compared to the same period in the prior year was due to the full amortization of RightPoint, Octane and eClass Direct assets during 2003. Purchased technology assets were fully amortized as of March 31, 2004.

Operating Expenses

Research and Development

     The following table sets forth our research and development expenses for the three months ended March 31, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Research and development	$6,673	33%	$8,549	38%

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. The decrease for the three months ended March 31, 2004 as compared to the same period in the prior year was due primarily to a reduction in the number of research and development employees and lower overhead and facilities costs. The number of research and development employees decreased from 168 as of March 31, 2003 to 142 March 31, 2004 as a result of voluntary and other terminations not related to restructuring plans.

Sales and Marketing

     The following table sets forth our sales and marketing expenses for the three months ended March 31, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Sales and marketing	$8,431	42%	$12,313	55%

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decrease in these expenses was primarily due to a reduction in the number of sales and marketing employees and lower sales commission expense. Sales commission expense was lower as a result of lower revenues for the period ended March 31, 2004 as compared to the same period in the prior year. The decrease was also due to lower overhead and facilities costs as a result of our restructuring plans, lower spending on sales and marketing programs and lower travel expenses. The number of sales and marketing employees decreased from 148 as of March 31, 2003 to 112 as of March 31, 2004. Of the total reduction, 8 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

General and Administrative

     The following table sets forth our general and administrative expenses for the three months ended March 31, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
General and administrative	$2,705	13%	$2,572	11%

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The increase in these expenses was primarily due to an increase in legal, audit and accounting costs offset, in part, by a decrease in compensation and benefits due to a reduction in the number of general and administrative employees. In addition, overhead and facilities costs decreased compared to the prior year. Audit and accounting costs increased primarily as a result of activities associated with the Company’s compliance with the Sarbanes-Oxley Act of 2002. The number of general and administrative employees decreased from 62 as of March 31, 2003 to 57 at March 31, 2004. Of this reduction, 3 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

Restructuring Charges

     The following table sets forth our restructuring charges for the three months ended March 31, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Restructuring charges	$636	3%	$2,243	10%

     In the quarter ended September 30, 2001 we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align our cost structure to current market conditions. In accordance with applicable accounting literature, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges. No significant adjustments have been made to the initial estimated severance charges. See Note 6 in Notes to Consolidated Financial Statements for more details.

     Restructuring charges recorded in the three months ended March 31, 2004 relate to changes in estimated lease costs related primarily to facilities located in Chicago, Illinois and San Mateo, California. Restructuring charges recorded in the same period in the prior year relate to severance and related charges under Plan 3 and adjustments to previously recorded restructuring estimates to reflect changes in estimated lease costs related to facilities located in Boston, Massachusetts.

Other Income, Net

     The following table sets forth our other income, net for the three months ended March 31, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Other income, net	$928	5%	$2,112	9%

     Other income, net consists primarily of interest income on investments. For the three months ended March 31, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed in October 1999 by one of the companies that we acquired. The decrease in interest income for the three months ended March 31, 2004 as compared to the same period in the prior year is primarily due to a decrease in the average rate of return on our investments as well as lower average cash and investment balances.

Provision for Taxes

     The following table sets forth our provision for taxes for the three months ended March 31, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004		2003
Provision for taxes	$46	—%	$28	—%

     Provision for taxes consists of withholding taxes due on payments from certain foreign customers.

Liquidity and Capital Resources

Cash Flow

     As of March 31, 2004, our primary sources of liquidity consisted of $178.7 million in cash, cash equivalents and short-term investments and $81.8 million in long-term investments for a total of $260.5 million in cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

     Net cash used in operating activities totaled $4.9 million and $10.4 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash used in operations is primarily due to a reduction in our net loss during these periods. Our net loss decreased primarily due to a reduction of employees and lower overhead and facilities costs. The decrease in cash used in operations was also attributable to higher collection activity of our accounts receivable during the quarter ended March 31, 2004 as compared to the same period last year.

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

     Net cash provided by investing activities for the quarter ended March 31, 2004 totaled $5.0 million due primarily to the net movement from investments to cash and cash equivalents. Net cash used in investing activities of $17.0 million for the quarter ended March 31, 2003 was due primarily to the purchase of investments. Investments purchased are primarily comprised of government sponsored enterprises, auction rate municipal securities and corporate debt securities with maturities which do not exceed 24 months.

     Net cash provided by financing activities totaled $2.8 million and $0.4 million for the quarters ended March 31, 2004 and 2003, respectively. Cash provided by financing activities for each period resulted primarily from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options. These proceeds increased for the three months ended March 31, 2004 over the same period in the prior year.

Restricted Cash and Investments

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of March 31, 2004, we had $8.0 million of restricted cash and investments, $1.9 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $6.1 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from March 31, 2004.

Contractual Obligations

     Our contractual obligations as of March 31, 2004 are comprised of operating leases, purchase obligations and long-term liabilities. Our purchase obligations and long-term liabilities have not changed materially since December 31, 2003.

     Operating Leases. We lease certain facilities under operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of March 31, 2004 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Sublease Income Receivable	Total, Net

2004	$ 8,785	$(2,055)	$ 6,730
2005	9,161	(2,320)	6,841
2006	6,333	(1,532)	4,801
2007	6,348	(1,398)	4,950
2008	6,441	(1,246)	5,195
2009 and thereafter	22,171	(4,334)	17,837

	$ 59,239	$(12,885)	$46,354

     Net operating lease commitments shown above include $31.3 million of operating lease commitments under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of March 31, 2004. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

Off-Balance Sheet Arrangements

     We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2003 or March 31, 2004 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

     During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of our Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to our financial position, results of operations or cash flows for the three months ended March 31, 2004.

     We indemnify our directors and officers in their capacity as such. To date, we have not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the quarter ended March 31, 2004.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: (1) we are the primary beneficiary of an existing VIE that will require consolidation or, (2) we hold a significant variable interest in, or have significant involvement with, an existing VIE. As of and for the period ended March 31, 2004, we have not held an interest in any entity that requires disclosure or consolidation under FIN 46.

Related Party and Other Transactions

     Mr. Siboni is currently a member of the board of directors of two of the Company’s customers. Total revenues to E.piphany from these customers were less than $0.1 million for the three months ended March 31, 2004 and $0.1 million for the three months ended March 31, 2003. The Company had accounts receivable balances from these customers totaling less than $0.1 million as of March 31, 2004 and December 31, 2003.

     In addition, four of the Company’s customers have board members or executive officers that were also on the Company’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to the company from these customers were $0.4 million for the three months ended March 31, 2004 and $0.1 million for the three months ended March 31, 2003. The Company had accounts receivable balances from these customers totaling $0.1 million and less than $0.1 million as of March 31, 2004 and December 31, 2003, respectively.

RISK FACTORS

     An investment in our common stock is very risky. You should carefully consider the risks discussed below, together with all of the other information included in this Quarterly Report on Form 10-Q before investing in E.piphany. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, may incur losses in the future and may not be able to sustain profitability.

     We incurred net losses of $4.2 million for the quarter ended March 31, 2004, $24.2 million for the year ended December 31, 2003, $71.7 million for the year ended December 31, 2002 and $2.6 billion for the year ended December 31, 2001. We had an accumulated deficit of $3.5 billion as of March 31, 2004. We may incur losses in the foreseeable future. These losses may be substantial and we may not be able to achieve or sustain profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. Although we achieved profitability in the quarter ended December 31, 2003, it cannot be certain that we will again achieve or increase profitability on a quarterly or annual basis.

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

     Although no single customer accounted for more than 10% of total revenues for the quarter ended March 31, 2004 or for the year ended December 31, 2003, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected. Our business model has and continues to evolve to include each quarter more operational CRM transactions which are often more complex, larger in size and have less predictable sales cycles.  As a result, our financial results for a particular quarter may be more susceptible to an adverse affect by the delay or cancellation of one or more large transactions.

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

     In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, BearingPoint (formerly KPMG Consulting), Deloitte Consulting, and IBM; resellers, including Accenture, EDS, Harte-Hanks and Hewlett-Packard; hardware and software technology partners, including BEA Systems, IBM and Sun Microsystems, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the internet, including Harte-Hanks. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. Our contracts, however, do not typically require these third parties to devote substantial resources to promoting, selling or supporting our products. We, therefore, have little control over the actions of these third parties. We cannot assure you that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution partners are designed to support each partner with a minimum level of channel conflict. If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.

Doing business abroad exposes us to greater management, intellectual property and other risks and our development, marketing and sales activities in international markets may require us to incur significant additional expenses.

     We market and sell our products and services abroad. Our revenue from the sale of our products and services outside of the United States accounted for 29% percent of our total revenues for the quarter ended March 31, 2004. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

• differing labor regulations,

• changes in a specific country’s or region’s political or economic conditions,

• limited experience and greater difficulty in managing certain foreign operations,

• the complexity and cost of developing and maintaining international versions of our products, and

• fluctuating exchange rates.

     Our international business operations require a significant amount of attention from our management and substantial financial resources. As of March 31, 2004, we had 63 employees located in Europe and Canada.

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

     We have made a strategic decision to base our product architecture on the J2EE family of technologies. This capability affords our customers greater flexibility in the deployment of our software products. Although J2EE is a widely adopted industry standard, a competing technology from Microsoft called ..NET seeks to challenge J2EE as an enterprise IT architecture. If .NET gains competitive advantage over J2EE in the marketplace at large, we may be competitively disadvantaged, and may need to re-engineer our products to adopt the .NET architecture.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of March 31, 2004, we had international operations in Asia, Australia, Europe, Canada and Latin America and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our cash and investment balances has therefore not been material. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

     As of March 31, 2004, we held $35.2 million in cash, cash equivalents and restricted cash consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.4 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

     As of March 31, 2004, we held $227.3 million in short-term investments and long-term investments, each of which consisted of taxable fixed income securities having original maturity dates between three months and two years. A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.3 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $2.0 million.

     As of March 31, 2004, we did not have any outstanding debt.

     The following summarizes our investments, weighted average yields and expected maturity dates as of March 31, 2004 (in thousands, except interest rates):

	2004	2005	2006	Thereafter	Total
Commercial paper	$ 1,650	$ —	$ —	$ —	$ 1,650

Weighted average yield	1.18%	—	—	—	1.18%

Corporate bonds	$ 18,338	$30,800	$ 3,786	$ —	$ 52,924

Weighted average yield	2.04%	1.79%	2.03%	—	1.89%

Government notes/bonds (1)	$ 27,382	$40,452	$18,598	$ —	$ 86,432

Weighted average yield	1.91%	1.90%	2.11%	—	1.95%

Auction rate securities (2)	$ 86,250	$ —	$ —	$ —	$ 86,250

Weighted average yield	1.11%	—	—	—	1.11%

Total investment securities	$133,620	$71,252	$22,384	$ —	$227,256

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.
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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms related to E.piphany, including our consolidated subsidiaries.

Changes in Internal Control Over Financial Reporting

     In addition, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date hereof, there is no material litigation pending against us other than as disclosed in Note 5 of Notes to Consolidated Financial Statements. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits.
Number		Exhibit Title
3.1	(1)	Restated Certificate of Incorporation of the Registrant.
3.2	(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3	(3)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Form of Stock Certificate
10.1		Employment and Non-Competition Agreement dated March 14, 2000 (as amended on May 31, 2000) between Andrew Sherman and the Registrant.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
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

      (b)     Reports on Form 8-K.

     A report on Form 8-K containing our earnings release for the year ended December 31, 2003 was furnished to the SEC on January 29, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE: May 10, 2004	SIGNATURE:	/s/ Karen A. Richardson

Karen A. Richardson Chief Executive Officer

DATE: May 10, 2004	SIGNATURE:	/s/ Kevin J. Yeaman

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number		Exhibit Title
3.1	(1)	Restated Certificate of Incorporation of the Registrant.
3.2	(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3	(3)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Form of Stock Certificate.
10.1		Employment and Non-Competition Agreement dated March 14, 2000 (as amended on May 31, 2000) between Andrew Sherman and the Registrant.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

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