Form 10-Q
period 2004-06-30
E PIPHANY INC
filed 2004-08-06
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.   20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 30, 2004, was 76,070,197.

E.PIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2004

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2004	December 31, 2003

	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$26,042	$30,468
Short-term investments	124,659	127,112
Accounts receivable, net	8,445	10,688
Prepaid expenses and other assets	4,636	5,825
Short-term restricted cash and investments	1,178	726

Total current assets	164,960	174,819
Long-term investments	106,590	105,171
Long-term restricted cash and investments	5,890	7,274
Property and equipment, net	5,147	6,710
Goodwill, net	81,499	81,499
Purchased intangibles, net	—	679
Other assets	536	847

Total assets	$364,622	$376,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,076	$1,367
Accrued compensation	5,745	8,536
Accrued liabilities	6,685	8,081
Current portion of restructuring costs	6,524	7,215
Deferred revenue	17,982	19,157

Total current liabilities	38,012	44,356
Restructuring costs, net of current portion	18,118	20,489
Other long-term liabilities	223	185

Total liabilities	56,353	65,030

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,828,193	3,822,361
Accumulated other comprehensive loss	(2,366)	(683)
Accumulated deficit	(3,517,565)	(3,509,716)

Total stockholders’ equity	308,269	311,969

Total liabilities and stockholders’ equity	$364,622	$376,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Product license	$7,638	$9,539	$14,744	$19,930
Services	5,059	5,434	10,594	10,549
Maintenance	7,729	7,185	15,317	14,190

	20,426	22,158	40,655	44,669

Cost of revenues:
Product license	387	412	802	664
Services	4,352	5,880	8,850	11,900
Maintenance	1,370	1,574	2,646	3,114
Amortization of purchased technology	—	1,470	679	3,298

	6,109	9,336	12,977	18,976

Gross profit	14,317	12,822	27,678	25,693

Operating expenses:
Research and development	6,368	8,193	13,041	16,742
Sales and marketing	8,953	11,074	17,384	23,387
General and administrative	3,136	2,915	5,841	5,487
Restructuring charges	375	1,079	1,011	3,322
Amortization of purchased intangibles	—	101	—	253
Stock-based compensation	—	12	—	39

Total operating expenses	18,832	23,374	37,277	49,230

Loss from operations	(4,515)	(10,552)	(9,599)	(23,537)
Other income, net	903	1,224	1,831	3,336

Loss before provision for taxes	(3,612)	(9,328)	(7,768)	(20,201)
Provision for taxes	35	80	81	108

Net loss	$(3,647)	$(9,408)	$(7,849)	$(20,309)

Basic and diluted net loss per share	$(0.05)	$(0.13)	$(0.10)	$(0.28)

Shares used in computing basic and diluted net loss per share	75,765	73,400	75,377	73,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows used in operating activities:
Net loss	$(7,849)	$(20,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,163	3,731
Stock-based compensation	—	39
Non-cash restructuring costs	—	185
Amortization of purchased technology and purchased intangibles	679	3,551
Accounts receivable	2,243	(1,034)
Prepaid expenses and other assets	1,500	2,991
Accounts payable	(291)	(1,157)
Accrued liabilities and compensation	(4,149)	(2,205)
Restructuring costs	(3,062)	(1,589)
Deferred revenue	(1,175)	(4,288)

Net cash used in operating activities	(9,941)	(20,085)

Cash flows from investing activities:
Purchases of property and equipment	(668)	(867)
Loss on disposal of property and equipment	68	—
Restricted cash and investments	932	(9)
Proceeds from maturities of investments	178,944	152,730
Purchases of investments	(179,349)	(169,833)

Net cash used in investing activities	(73)	(17,979)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(101)
Repayments on notes receivable	—	159
Proceeds from sale of common stock, net of repurchases	5,832	2,786

Net cash provided by financing activities	5,832	2,844

Effect of foreign exchange rates on cash and cash equivalents	(244)	(192)

Net increase (decrease) in cash and cash equivalents	(4,426)	(35,412)
Cash and cash equivalents at beginning of period	30,468	48,235

Cash and cash equivalents at end of period	$26,042	$12,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “E.piphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of December 31, 2003 is derived from audited consolidated financial statements.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in E.piphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 8, 2004.

          The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany as of June 30, 2004, the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.  The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

          The condensed consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of June 30, 2004, the Company owns 100% of the outstanding stock of all its subsidiaries.  Intercompany accounts and transactions have been eliminated.

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

Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Cash and Investments

          Cash equivalents consist of highly liquid investments that are readily convertible into cash.  Short-term investments consist of highly liquid securities that the Company intends to hold for less than one year. Long-term investments consist of securities that the Company intends to hold for more than one year with maturity dates of less than two years from the date of purchase. The Company has classified its short-term and long-term investments as available-for-sale. Short-term and long-term investments are carried at fair value with unrealized gains and losses reported, net of tax, as accumulated other comprehensive loss in stockholders’ equity.  Realized gains and losses and declines in value which are determined to be other than temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities and were not significant for the three or six month periods ended June 30, 2004 and 2003.

          From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and investments.  As of June 30, 2004, we had $7.1 million securing letters of credit, which are classified as restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets.  The classification of restricted cash and investments as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

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

Concentration of Credit Risk and Significant Customers

          The Company’s customer base consists primarily of businesses in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses.  Historically, such reserves have been adequate to cover the actual losses incurred.  No individual customer accounted for more than 10% of our total revenues for the three or six months ended June 30, 2004 and 2003.  As of June 30, 2004, one individual customer account receivable balance accounted for 11% of our total accounts receivable balance.  One individual customer account receivable balance accounted for 13% of our total accounts receivable balance as of December 31, 2003.

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

          Acquired goodwill and other intangible assets with indefinite useful lives are not amortized over time, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. The Company performs annual impairment tests in the fourth quarter of each year. The Company completed annual impairment tests on its Goodwill and Purchased Intangibles assets during the fourth quarter of 2003 and 2002, which did not result in an impairment charge.  The Company intends to perform annual impairment testing in the fourth quarter of 2004. The Company did not identify events or circumstances during the three or six months ended June 30, 2004 which would more likely than not reduce the fair value of previously recorded intangible assets.

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

          When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting or implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and professional services revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenue have been recognized pursuant to SOP 81-1. The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made.  The Company estimates the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project.  Recognized revenues and profit are subject to revisions as the contract progresses to completion.  Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

          From time to time, our license and service arrangements include acceptance provisions.  When acceptance provisions exist, we apply judgment in assessing the significance of the provision.  If the Company determines that the likelihood of non-acceptance in these arrangements is remote, we recognize revenue once all of the criteria described above have been met.  If such a determination cannot be made, revenue is recognized upon the earlier of customer acceptance or expiration of the acceptance period, provided that all of the criteria described above have been met.

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

Warranties and Indemnification

          The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery.  In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service.  The Company has not provided for a warranty accrual as of June 30, 2004 or December 31, 2003. To date, the Company’s product warranty expense has not been significant.

          The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5.  In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant.  In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period.  To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers.  As such, the Company has not provided for an infringement indemnification accrual as of June 30, 2004 or December 31, 2003 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

          During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation.  Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price.  The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2004.

          The Company indemnifies its directors and officers in their capacity as such.  To date, the Company has not been required to make any payment resulting from these indemnification obligations.  Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2004.

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

          The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(3,647)	$(9,408)	$(7,849)	$(20,309)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects	—	12	—	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(4,036)	(9,013)	(9,452)	(19,740)

Pro forma net loss	$(7,683)	$(18,409)	$(17,301)	$(40,010)

Loss per share:
Basic and diluted—as reported	$(0.05)	$(0.13)	$(0.10)	$(0.28)
Basic and diluted—pro forma	$(0.10)	$(0.25)	$(0.23)	$(0.55)

3. Related Party Transactions

          Roger Siboni, Chairman of the Board, is currently a member of the board of directors of two of the Company’s customers. Total revenues to E.piphany from these customers were less than $0.1 million for each the three and six months ended June 30, 2004, respectively, and $0.1 million for each the three and six months ended June 30, 2003, respectively. The Company had accounts receivable balances from these customers totaling less than $0.1 million as of June 30, 2004 and zero as of December 31, 2003.

          In addition, five of the Company’s customers have board members that were also on the Company’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to the Company from these customers were $0.3 million and $0.6 million for the three and six months ended June 30, 2004 and $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. The Company had accounts receivable balances from these customers totaling less than $0.1 million as of June 30, 2004 and December 31, 2003, respectively.

4. Computation of Basic and Diluted Net Loss Per Share

          Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.   The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss	$(3,647)	$(9,408)	$(7,849)	$(20,309)
Basic and diluted:
Weighted average shares of common stock outstanding	75,765	73,417	75,378	73,144
Less: Weighted average shares subject to repurchase	—	(17)	(1)	(29)

	75,765	73,400	75,377	73,115

Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.10)	$(0.28)

          The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts.  The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	7,317	8,961	7,133	9,243
Options for which the exercise price was less than the average fair market value of the Company’s common stock during the period that were excluded as inclusion would decrease the Company’s net loss per share	4,588	3,304	5,059	3,299
Common shares excluded resulting from common stock subject to repurchase	—	17	1	29

Total common stock equivalents excluded from diluted net loss per common share	11,905	12,282	12,193	12,571

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

          The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158.  This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92.  Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000.  Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions  caused the Company’s post-IPO stock price to be artificially inflated.  The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000.  The court has appointed a lead plaintiff for the consolidated action.  The underwriter and issuer defendants have filed motions to dismiss.  These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company.  The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement.  A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company.  The settlement is subject to a number of conditions, including approval of the court. The Company has elected to participate in the settlement.  If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

6. Restructuring

          In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions.  Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), and with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as applicable.  Under EITF 94-3 and SFAS 146, specified restructuring activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified.  The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”).  The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”).  Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded.  However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under these plans.

     The following table summarizes the Company’s restructuring accrual as of June 30, 2004 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Other Restructuring Activities	Total

Accrued balance at December 31, 2002	$26	$—	$32,920	$—	$32,946
Charges accrued during 2003 – Plan 3	620	301	122	311	1,354
Adjustments to previous estimates – Plan 1	—	—	1,846	—	1,846
Adjustments to previous estimates – Plan 2	(13)	—	689	—	676
Adjustments to previous estimates – Plan 3	—	—	52	—	52
Cash payments – Plan 1	—	—	(6,580)	—	(6,580)
Cash payments – Plan 2	—	—	(1,228)	—	(1,228)
Cash payments – Plan 3	(633)	—	(117)	(311)	(1,061)
Non-cash activity – Plan 3	—	(301)	—	—	(301)

Accrued balance at December 31, 2003	$—	$—	$27,704	$—	$27,704
Adjustments to previous estimates – Plan 1	—	—	742	—	742
Adjustments to previous estimates – Plan 2	—	—	262	—	262
Adjustments to previous estimates – Plan 3	—	—	7	—	7
Cash payments – Plan 1	—	—	(3,539)	—	(3,539)
Cash payments – Plan 2	—	—	(496)	—	(496)
Cash payments – Plan 3	—	—	(38)	—	(38)

Accrued balance at June 30, 2004	—	—	24,642	—	24,642
Less: current portion	—	—	6,524	—	6,524

Restructuring costs, net of current portion	$—	$—	$18,118	$—	$18,118

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

Six months ended June 30, 2004

          For the six months ended June 30, 2004, the Company recorded adjustments to previously-recorded restructuring estimates totaling $1.0 million primarily associated with facilities in Illinois, California, and the United Kingdom.

          The accrued liability of $24.6 million at June 30, 2004 is net of $28.9 million of estimated sublease income. Of this estimated sublease income, $14.3 million represents future sublease income due under non-cancelable subleases and $14.6 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.  In estimating future sublease income under non-cancelable subleases, the Company evaluates the collectability of sublease income.  If the Company determines that sublease income is not collectable with respect to a particular subtenant, the Company estimates the amount of sublease income that it is likely to generate from a new subtenant.  The Company then increases the restructuring accrual by an amount equal to the difference between the initially contracted amount and the estimated sublease income from the new subtenant.  Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require periodic adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

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

          The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
United States	$14,359	$16,155	$28,835	$31,490
United Kingdom	2,669	1,165	5,888	3,883
Rest of World	3,398	4,838	5,932	9,296

Total	$20,426	$22,158	$40,655	$44,669

8. Goodwill and Purchased Intangible Assets

          In the first quarter of 2002, the Company adopted SFAS 142 which states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company completed a transitional test and an annual impairment test during the first and fourth quarters of 2003, respectively, which did not result in an impairment charge.  The Company plans to complete an annual impairment test during the fourth quarter of 2004. The Company has not identified events or circumstances during the three or six months ended June 30, 2004 which would more likely than not reduce the fair value of previously recorded intangible assets.  Definite lived intangible assets will continue to be amortized over their estimated useful lives.

          Information regarding the Company’s definite lived intangible assets is as follows (in thousands):

	June 30, 2004			December 31, 2003

	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance

Purchased technology	$17,652	$(17,652)	$—	$17,652	$(16,973)	$679
Customer list	1,332	(1,332)	—	1,332	(1,332)	—

Total	$18,984	$(18,984)	$—	$18,984	$(18,305)	$679

(1) Gross carrying amount is presented net of an impairment charge, taken as of September 30, 2001, and net of accumulated amortization as of that date.

          Amortization of other intangible assets for the three months ended June 30, 2003 was $1.6 million.  As of March 31, 2004 these intangible assets were fully amortized.

9.  Other Income, Net

          Other income, net consists primarily of interest income from investments.

10.  Income Taxes

          For the three or six months ended June 30, 2004 and 2003, the Company recorded a provision for income taxes of $35,000 and $81,000, and $80,000 and 108,000, respectively, as a result of withholding taxes on payments from certain foreign customers.

11.  Comprehensive Loss

          Comprehensive loss consists of net loss plus all other non-owner changes in equity.  The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss	$(3,647)	$(9,408)	$(7,849)	$(20,309)
Change in unrealized gain on investments	(1,673)	87	(1,439)	205
Change in foreign currency translation adjustment	(61)	(138)	(244)	(192)

Comprehensive losses	$(5,381)	$(9,459)	$(9,532)	$(20,296)

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

          During 2002, we released version 6.0 of our product suite.  This release generated an increase in demand for our product licenses which helped increase revenues in 2003.  Our total revenues for 2003 increased to $96 million, an increase of 15% over 2002, while our product license revenues increased to $44 million in 2003 from $34 million in 2002, an increase of 29% year over year.  During 2003, we continued to focus on cost containment and reduced our annual net loss to $24 million in 2003 from $72 million in the prior year.  The combination of increased revenue and decreased costs resulted in declining net losses in the first three quarters of the year and net income of $0.4 million in the fourth quarter.  During the first six months of 2004, we experienced a decline in revenue from the same period in the prior year due primarily to a decline in revenue in North America, Latin America and Asia, partially offset by an increase in revenues in Europe.  Although our revenues declined, our net loss improved from the same period in the prior year as a result of our cost containment activities.

          During the second half of 2003 and the first half of 2004, we experienced an increase in the percentage of license revenue attributable to customer implementations for which integrator partners took primary responsibility.  When a third-party integration partner takes primary responsibility for the implementation of our software, we generally recognize license revenue at the time of the sale, provided that all other revenue recognition criteria have been met as set forth in Note 2 of Notes to the Condensed Consolidated Financial Statements.  As a result, our deferred revenue decreased from $19.2 million as of December 31, 2003 to $18.0 million as of June 30, 2004.  This decrease in deferred revenue was a result of a decrease in deferred license revenue offset, in part, by an increase in deferred maintenance revenue.  Therefore, quarterly revenues have been more dependent on revenues from new software license agreements entered into during those quarters.  Although we anticipate this trend to continue into future quarters, this trend may vary in any given quarter to the extent that we defer recognition of revenues for significant license transactions.

Sources of Revenue

          We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through June 30, 2004, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

          Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third party consulting organizations, such as Accenture, BearingPoint (formerly KPMG Consulting), Cap Gemini, Deloitte Consulting, or IBM. Alternatively, in certain circumstances, customers can purchase these services directly from us through our internal professional services organization. Consulting and implementation services are generally sold to customers on a time and expense basis. We have historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third party consulting organizations.

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

          To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”).  This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout most of the three years ended December 31, 2003 and the six months ended June 30, 2004, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements.  This trend reversed temporarily during the second half of 2002 and during this time we were responsible for the implementation on the majority of contracts. This temporary change resulted in a greater percentage of revenue being recognized under SOP 81-1 in the second half of 2002 and the first half of 2003.  Approximately 13% of license revenue was recognized under SOP 81-1 during the six months ended June 30, 2004, compared to 28% and 24% for the six months ended June 30, 2003 and for the fiscal year 2003, respectively.

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

          As a result of the adoption of SFAS 142 as of January 1, 2002, we ceased amortization of approximately $81.8 million of goodwill. In lieu of amortization, we were required to perform a transitional impairment test of goodwill.  We perform impairment tests annually.  We also perform impairment tests when events occur or circumstances change that would more likely than not reduce the fair value of previously recorded intangible assets.  If the fair value of such assets is considered to be reduced, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write-downs of goodwill and purchased intangible assets.  We performed the transitional impairment test on January 1, 2002 and annual impairment tests on December 31, 2002 and 2003.  We determined that no impairment existed at those times.  In addition, we have not identified events or circumstances that would more likely than not reduce the fair value of previously recorded intangible assets during the period ended June 30, 2004.

Restructuring Charges

          As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates.  These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded.  If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made.  If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made.  The accrued liability of $24.6 million at June 30, 2004 is net of $28.9 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $14.3 million represents future sublease income due under non-cancelable subleases and $14.6 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

Stock-Based Compensation

          We elect to account for compensation expense related to stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense for fixed stock options is based on the difference between the market value of our stock and the exercise price of the option on the date of grant, if any.  This election is available to companies under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Had we elected to apply the fair value method for valuing stock options under SFAS 123, our net loss and net loss per share would have been substantially higher as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.   The fair value method of option valuation was applied for disclosure purposes by utilizing the Black-Scholes option-pricing model.  This option-pricing model is commonly used by companies to calculate the fair value of options under SFAS 123 and utilizes certain variables including the exercise price of the option, expected life of the option, the market value of the underlying stock as of the grant date, the expected volatility of the underlying stock during the life of the option, and a risk-free interest rate of return.  Although some of these variables are known at the date of grant, other variables are based on estimates of future events.  Changes in these estimates may have a material impact on the compensation expense calculated under the fair value method.  For example, an increase in the estimated expected life of the option or the stock volatility would increase the fair market value of the option and result in an increase to compensation expense calculated under the fair value method.

Results of Operations

Revenues

          The following table sets forth our revenues, expressed both in absolute dollars and as a percentage of total revenues, for the three and six months ended June 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Revenues:
Product license	$7,638	37%	$9,539	43%	$14,744	36%	$19,930	44%
Services	5,059	25%	5,434	25%	10,594	26%	10,549	24%
Maintenance	7,729	38%	7,185	32%	15,317	38%	14,190	32%

	$20,426	100%	$22,158	100%	$40,655	100%	$44,669	100%

          The following table sets forth our revenues by geography, expressed both in absolute dollars and as a percentage of total revenues, for the three and six months ended June 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

North America	$14,511	71%	$16,938	76%	$29,151	72%	$32,274	72%
Europe	5,746	28%	3,218	15%	11,149	27%	8,633	19%
Rest of world	169	1%	2,002	9%	355	1%	3,762	9%

	$20,426	100%	$22,158	100%	$40,655	100%	$44,669	100%

          Product license revenue for the three months ended June 30, 2004 decreased by $1.9 million, or 20%, over product license revenue for the same period in the prior year.  Product license revenue for the six months ended June 30, 2004 decreased by $5.2 million, or 26%, over product license revenue for the same period in the prior year.   The decrease in product license revenue for both periods is due primarily to fewer license sales in North America.  In addition, product license revenue in markets outside of North America and Europe decreased as a result of our restructuring plan to reduce sales and marketing costs by transitioning these regions to an indirect sales model.  These decreases were offset, in part, by increases in product license sales in Europe for the three and six month periods ending June 30, 2004.

          Services revenue consists of revenue from professional and training services.  Services revenue for the second quarter of 2004 decreased by $0.4 million, or 7%, compared to the second quarter of 2003. The decrease was primarily due to a decrease in the number of professional services employees.   Services revenue for the six months ended June 30, 2004 was comparable to services revenue for the same period in the prior year.

          Maintenance revenue for the second quarter of 2004 increased by $0.5 million, or 8%, over maintenance revenue for the second quarter of 2003.  Maintenance revenue for the six months ended June 30, 2004 increased by $1.1 million, or 8%, over maintenance revenue for the same period in the prior year.  The increase in maintenance revenue was primarily attributable to maintenance contracts sold with new licenses in addition to maintenance agreement renewals by our existing installed base.

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

Cost of Revenues

          The following table sets forth our cost of revenues and gross profit, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Cost of revenues:
Product license	$387	2%	$412	2%	$802	2%	$664	1%
Services	4,352	21%	5,880	27%	8,850	22%	11,900	27%
Maintenance	1,370	7%	1,574	7%	2,646	7%	3,114	7%
Amortization of purchased technology	—	—	1,470	6%	679	1%	3,298	7%

Total cost of revenues	$6,109	30%	$9,336	42%	$12,977	32%	$18,976	42%

Gross profit	$14,317	70%	$12,822	58%	$27,678	68%	$25,693	58%

          Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date.

          Cost of services revenues consists primarily of personnel and related costs of providing professional services and training services.  The decrease in cost of services revenue for the three and six months ended June 30, 2004 compared to the same periods in the prior year was due primarily to a reduction in the number of internal professional services employees and their related travel expenses.  The decrease was also a result of lower overhead and facilities cost allocations due primarily to a reduction in rent expense from office lease expirations.  The number of services employees decreased from 131 at June 30, 2003 to 113 at June 30, 2004 as a result of voluntary and other terminations not related to restructuring plans.

          Cost of maintenance revenues consists primarily of personnel and related costs of providing customer telephone support services under maintenance agreements.  The decrease in cost of maintenance revenue for the three and six months ended June 30, 2004 compared to the same periods in the prior year was due primarily to lower overhead and facilities cost allocations as well as a reduction in the number of customer support employees.

          The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of RightPoint, Octane, iLeverage, eClass Direct, Moss and certain intellectual property assets of Radnet.  The decrease in amortization of purchased technology for the three and six months ended June 30, 2004 compared to the same periods in the prior year was due to the full amortization of RightPoint, Octane and eClass Direct assets during 2003.  No amortization expense was recognized for the quarter ended June 30, 2004 since all purchased technology assets were fully amortized as of March 31, 2004.

Operating Expenses

Research and Development

          The following table sets forth our research and development expenses for the three and six months ended June 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Research and development	$6,368	31%	$8,193	37%	$13,041	32%	$16,742	37%

          Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. The decrease for the three and six months ended June 30, 2004 as compared to the same periods in the prior year was due primarily to a reduction in the number of research and development employees and lower overhead and facilities cost allocation as discussed above.  The number of research and development employees decreased from 162 as of June 30, 2003 to 131 June 30, 2004 as a result of voluntary and other terminations not related to restructuring plans.

Sales and Marketing

          The following table sets forth our sales and marketing expenses for the three and six months ended June 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Sales and marketing	$8,953	44%	$11,074	50%	$17,384	43%	$23,387	52%

          Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs.  The decrease in these expenses for the three and six months ended June 30, 2004 compared to the same periods in the prior year was primarily due to a reduction in the number of sales and marketing employees and lower sales commission expense.  Sales commission expense was lower as a result of lower revenues for the three and six months ended June 30, 2004 as compared to the same periods in the prior year.  The decrease was also due to lower overhead and facilities cost allocations as discussed above, lower spending on sales and marketing programs and lower travel expenses.  The number of sales and marketing employees decreased from 132 as of June 30, 2003 to 108 as of June 30, 2004.  Of the total reduction, 7 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

General and Administrative

          The following table sets forth our general and administrative expenses for the three and six months ended June 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

General and administrative	$3,136	15%	$2,915	13%	$5,841	14%	$5,487	12%

          General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The increase in these expenses for the three and six months ended June 30, 2004 compared to the same periods in the prior year was primarily due to an increase in legal, audit and accounting costs offset, in part, by a decrease in compensation and benefits expenses.  Legal expenses increased primarily as a result of increased litigation costs mainly associated with legal action filed by us against a private third party to protect our intellectual properly rights.  Audit and accounting costs increased primarily as a result of activities associated with the Company’s compliance with the Sarbanes-Oxley Act of 2002.  Compensation and benefits expenses decreased due primarily to a reduction in the average number of general and administrative employees.  The number of general and administrative employees decreased from 62 as of June 30, 2003 to 60 as of June 30, 2004.

Restructuring Charges

          The following table sets forth our restructuring charges for the three and six months ended June 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Restructuring charges	$375	2%	$1,079	5%	$1,011	2%	$3,322	7%

          In the quarter ended September 30, 2001 we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have transitioned to indirect models in certain geographies and facilities have been abandoned to align our cost structure to current market conditions.  In accordance with applicable accounting literature, specified activities were deemed the commencement of a separate restructuring plan in the quarter in which those activities were specifically identified.  The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”).  The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”).  The third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”).  Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded.  However, due to the deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges.  No significant adjustments have been made to the initial estimated severance charges.  See Note 6 in Notes to Condensed Consolidated Financial Statements for more details.

          Restructuring charges recorded in the three and six months ended June 30, 2004 relate to changes in estimated lease costs related primarily to facilities located in Illinois, California, and the United Kingdom.  Restructuring charges recorded in the same periods in the prior year relate to severance and related charges under Plan 3 and adjustments to previously recorded restructuring estimates to reflect changes in estimated lease costs related to facilities located in Boston, Massachusetts.

Other Income, Net

          The following table sets forth our other income, net for the three and six months ended June 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Other income, net	$903	4%	$1,224	6%	$1,831	5%	$3,336	7%

          Other income, net consists primarily of interest income on investments.  For the six months ended June 30, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed in October 1999 by one of the companies that we acquired.  The decrease in interest income for the three and six months ended June 30, 2004 as compared to the same periods last year is primarily due to a decrease in the average rate of return on our investments as well as lower average cash and investment balances.

Provision for Taxes

          The following table sets forth our provision for taxes for the three and six months ended June 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,

	2004		2003		2004		2003

Provision for taxes	$35	—	$80	—	$81	—	$108	—

          Provision for taxes consists of withholding taxes due on payments from certain foreign customers.

Liquidity and Capital Resources

Cash Flow

          As of June 30, 2004, our primary sources of liquidity consisted of $150.7 million in cash, cash equivalents and short-term investments and $106.6 million in long-term investments for a total of $257.3 million in unrestricted cash and investments.  Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

          Net cash used in operating activities totaled $9.9 million and $20.1 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease in cash used in operations is primarily due to a reduction in our net loss during these periods.  Our net loss decreased primarily due to a reduction of employees and lower overhead and facilities costs.  The decrease in cash used in operations was also attributable to higher collection activity of our accounts receivable during the six months ended June 30, 2004 as compared to the same period last year.

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

          Net cash used in investing activities for the six months ended June 30, 2004 totaled $0.1 million due primarily to the net sale of investments.  Net cash used in investing activities of $18.0 million for the six months ended June 30, 2003 was due primarily to the purchase of investments. Investments purchased are primarily comprised of government sponsored enterprises, auction rate municipal securities and corporate debt securities with maturities which do not exceed 24 months.

          Net cash provided by financing activities totaled $5.8 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by financing activities for each period resulted primarily from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan.  The increase in cash proceeds during the six months ended June 30, 2004 compared to the same period in the prior year is due to an increase in stock option exercises during the first quarter of 2004.

Restricted Cash and Investments

          From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements.  These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet.  As of June 30, 2004, we had $7.1 million of restricted cash and investments, $1.2 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $5.9 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from June 30, 2004.

Contractual Obligations

          Our contractual obligations as of June 30, 2004 are comprised of operating leases, purchase obligations and long-term liabilities.  Our purchase obligations and long-term liabilities have not changed materially since December 31, 2003.

          Operating Leases. We lease certain facilities under operating lease agreements which expire at various dates through 2017.  In addition, we receive sublease income from non-cancelable subleases of excess facilities.  Future minimum lease payments due and receivable under these leases as of June 30, 2004 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Sublease Income Receivable	Total, Net

2004	$5,833	$(1,335)	$4,498
2005	9,248	(2,374)	6,874
2006	6,453	(1,587)	4,866
2007	6,492	(1,414)	5,078
2008	6,585	(1,244)	5,341
2009 and thereafter	23,249	(4,313)	18,936

	$57,860	$(12,267)	$45,593

          Net operating lease commitments shown above include $30.5 million of operating lease commitments under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of June 30, 2004.  We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

Off-Balance Sheet Arrangements

          We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5.  In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant.  In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period.  To date, we have not been required to make any payment resulting from infringement claims asserted against our customers.  As such, we have not provided for an infringement accrual as of December 31, 2003 or June 30, 2004 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

          During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of our Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation.  Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to our financial position, results of operations or cash flows for the three months ended June 30, 2004.

          We indemnify our directors and officers in their capacity as such.  To date, we have not been required to make any payment resulting from these indemnification obligations.  Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the quarter ended June 30, 2004.

Related Party and Other Transactions

          Roger Siboni, Chairman of the Board, is currently a member of the board of directors of two of the Company’s customers. Total revenues to E.piphany from these customers were less than $0.1 million for each the three and six months ended June 30, 2004, respectively, and $0.1 million for each the three and six months ended June 30, 2003, respectively. The Company had accounts receivable balances from these customers totaling less than $0.1 million as of June 30, 2004 and zero as of December 31, 2003.

          In addition, five of the Company’s customers have board members that were also on the Company’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to the Company from these customers were $0.3 million and $0.6 million for the three and six months ended June 30, 2004 and $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively. The Company had accounts receivable balances from these customers totaling less than $0.1 million as of June 30, 2004 and December 31, 2003, respectively.

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

          We incurred net losses of $3.6 million for the quarter ended June 30, 2004, $24.2 million for the year ended December 31, 2003, $71.7 million for the year ended December 31, 2002 and $2.6 billion for the year ended December 31, 2001. We had an accumulated deficit of $3.5 billion as of June 30, 2004.  We may incur losses in the foreseeable future. These losses may be substantial and we may not be able to achieve or sustain profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. Although we achieved profitability in the quarter ended December 31, 2003, it cannot be certain that we will again achieve or increase profitability on a quarterly or annual basis.

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

          Although no single customer accounted for more than 10% of total revenues for the quarter ended June 30, 2004 or for the year ended December 31, 2003, a few large license transactions may from time to time account for a substantial amount of our license revenues.  For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues.  For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues.  If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.  Our business model has and continues to evolve to include each quarter more operational CRM transactions which are often more complex, larger in size and have less predictable sales cycles.  As a result, our financial results for a particular quarter may be more susceptible to an adverse affect by the delay or cancellation of one or more large transactions.

If we fail to establish, maintain or enhance our relationships with third parties, our ability to grow revenues could be harmed.

          In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, BearingPoint (formerly KPMG Consulting), Cap Gemini, Deloitte Consulting, and IBM; resellers, including Accenture, EDS, Harte-Hanks and Hewlett-Packard; hardware and software technology partners, including BEA Systems, IBM and Sun Microsystems, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the internet, including Harte-Hanks. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. Our contracts, however, do not typically require these third parties to devote substantial resources to promoting, selling or supporting our products. We, therefore, have little control over the actions of these third parties. We cannot provide assurances that we can generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution partners are designed to support each partner with a minimum level of channel conflict.  If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.  We currently receive substantially all of our revenues from direct sales, but plan to increase sales through indirect sales channels in the future.  If we are not able to establish or maintain effective indirect sales channels, our ability to grow may be limited and our operating results and financial condition could be harmed.

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

          We market and sell our products and services abroad.  Our revenue from the sale of our products and services outside of the United States accounted for 30% percent of our total revenues for the quarter ended June 30, 2004.  Doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

          Our international business operations require a significant amount of attention from our management and substantial financial resources. As of June 30, 2004, we had 73 employees located in Europe and Canada.

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

          We have made a strategic decision to base our product architecture on the J2EE family of technologies.  This capability affords our customers greater flexibility in the deployment of our software products. Although J2EE is a widely adopted industry standard, a competing technology from Microsoft called .NET seeks to challenge J2EE as an enterprise IT architecture.  If .NET gains competitive advantage over J2EE in the marketplace at large, we may be competitively disadvantaged, and may need to re-engineer our products to adopt the ..NET architecture.

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

          Our Senior Vice President, World Wide Field Operations, recently resigned from employment.  We have initiated a search for his replacement.  If we are not able to employ a qualified individual to serve in this position within an appropriate period of time, our revenues may be harmed.

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

Foreign Currency Exchange Rate Risk

          The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  As of June 30, 2004, we had international operations in Asia, Australia, Europe, Canada and Latin America and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies.  The impact to our cash and investment balances has therefore not been material.  Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period.  To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

          As of June 30, 2004, we held $26.0 million in cash and cash equivalents consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.3 million.  Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

          As of June 30, 2004, we held $231.2 million in short-term and long-term investments, all of which consisted of taxable fixed income securities having original maturity dates between three months and two years.  A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.4 million.  An increase in interest rates over time would cause the fair market value of our portfolio to decline.  An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $2.4 million.  Alternatively, a decrease in interest rates over time would cause the fair market value of our portfolio to increase.  An immediate and uniform decrease in interest rates of 100 basis points would cause the fair market value of these items to increase by approximately $2.4 million.

          As of  June 30, 2004, we did not have any outstanding debt.

          The following summarizes our investments, weighted average yields and expected maturity dates as of June 30, 2004 (in thousands, except interest rates):

	2004	2005	2006	Thereafter	Total

Commercial paper	$—	$—	$—	$—	$—
Weighted average yield	—	—	—	—	—
Corporate bonds	$11,524	$31,253	$14,878	$—	$57,655
Weighted average yield	2.07%	1.80%	2.20%	—	1.95%
Government notes/bonds (1)	$22,527	$43,507	$44,485	$—	$110,519
Weighted average yield	1.97%	2.02%	2.25%	—	2.10%
Auction rate securities (2)	$61,375	$1,700	$—	$—	$63,075
Weighted average yield	1.45%	2.40%	—	—	1.47%

Total investment securities	$95,426	$76,460	$59,363	$—	$231,249

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.
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

PART II:  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

          As of the date hereof, there is no material litigation pending against us other than as disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business.  Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our annual meeting of stockholders was held on June 2, 2004 and the following matters were considered, voted upon and approved/ratified:

          The re-election of Mohan Gyani to serve as a Class II member of E.piphany’s Board of Directors with a term expiring on the date of the 2007 annual meeting of stockholders.

	FOR:	AUTHORITY TO VOTE WITHHELD:

Common Stock:	65,512,520	1,121,261

          The re-election of Douglas J. Mackenzie to serve as a Class II member of E.piphany’s Board of Directors with a term expiring on the date of the 2007 annual meeting of stockholders.

	FOR:	AUTHORITY TO VOTE WITHHELD:

Common Stock:	65,113,926	1,519,855

          The re-election of Karen A. Richardson to serve as a Class II member of E.piphany’s Board of Directors with a term expiring on the date of the 2007 annual meeting of stockholders.

	FOR:	AUTHORITY TO VOTE WITHHELD:

Common Stock:	66,231,002	402,779

          The ratification of the appointment of Ernst & Young LLP as our independent auditor for the year ending December 31, 2004.

	FOR:	AGAINST:	ABSTAIN:

Common Stock:	65,822,696	805,684	5,401

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

Number	Exhibit Title

3.1 (1)	Restated Certificate of Incorporation of the Registrant.
3.2 (2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3 (3)	Amended and Restated Bylaws of the Registrant.
4.1 (1)	Form of Stock Certificate
10.1(4)	Employment and Non-Competition Agreement dated March 14, 2000 (as amended on May 31, 2000) between Andrew Sherman and the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

               (4)  Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Registration No. 000-27183) filed with the Securities and Exchange Commission on May 10, 2004.

          (b) Reports on Form 8-K.

          A report on Form 8-K containing our preliminary earnings results for the quarter ended March 31, 2004 was furnished to the SEC on April 5, 2004.

          A report on Form 8-K containing our earnings release for the quarter ended March 31, 2004 was furnished to the SEC on April 26, 2004.

          A report on Form 8-K containing supplemental historical revenue and cost information with revenues generated from product licenses, services and maintenance was furnished to the SEC on May 28, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE:	August 6, 2004	SIGNATURE:	/s/ KAREN A. RICHARDSON

Karen A. Richardson Chief Executive Officer

DATE:	August 6, 2004	SIGNATURE:	/s/ KEVIN J. YEAMAN

Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title

3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3(3)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Stock Certificate.

10.1(4)	Employment and Non-Competition Agreement dated March 14, 2000 (as amended on May 31, 2000) between Andrew Sherman and the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

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

(4)

Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 (Registration No. 000-27183) filed with the Securities and Exchange Commission on May 10, 2004.