Form 10-Q
period 2004-09-03
E PIPHANY INC
filed 2004-11-09
CIK 1089613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 000-26881

E.PIPHANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0443392
(State of incorporation)	(I.R.S.Employer Identification Number)

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
YES   X    NO

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of October 31, 2004, was 76,615,468.

E.PIPHANY, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PART I:    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E.PIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$21,603	$30,468
Short-term investments	125,663	127,112
Accounts receivable, net	7,586	10,688
Prepaid expenses and other assets	5,072	5,825
Short-term restricted cash and investments	1,178	726

Total current assets	161,102	174,819
Long-term investments	107,537	105,171
Long-term restricted cash and investments	5,708	7,274
Property and equipment, net	4,626	6,710
Goodwill, net	81,499	81,499
Purchased intangibles, net	—	679
Other assets	301	847

Total assets	$360,773	$376,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,182	$1,367
Accrued compensation	6,403	8,536
Accrued liabilities	7,579	8,081
Current portion of restructuring costs	6,143	7,215
Deferred revenue	16,801	19,157

Total current liabilities	39,108	44,356
Restructuring costs, net of current portion	16,749	20,489
Other long-term liabilities	235	185

Total liabilities	56,092	65,030

Stockholders' equity:
Common stock	7	7
Additional paid-in capital	3,828,340	3,822,361
Accumulated other comprehensive loss	(1,803)	(683)
Accumulated deficit	(3,521,863)	(3,509,716)

Total stockholders' equity	304,681	311,969

Total liabilities and stockholders’ equity	$360,773	$376,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Product license	$5,691	$10,239	$20,434	$30,169
Services	4,853	7,179	15,447	17,728
Maintenance	7,394	6,790	22,712	20,980

	17,938	24,208	58,593	68,877

Cost of revenues:
Product license	403	419	1,205	1,083
Services	3,806	5,644	12,656	17,544
Maintenance	1,635	1,349	4,281	4,463
Amortization of purchased technology	—	755	679	4,053

	5,844	8,167	18,821	27,143

Gross profit	12,094	16,041	39,772	41,734

Operating expenses:
Research and development	6,344	7,753	19,385	24,495
Sales and marketing	8,285	9,947	25,670	33,334
General and administrative	3,120	2,831	8,960	8,318
Restructuring charges	(137)	518	875	3,840
Amortization of purchased intangibles	—	8	—	261
Stock-based compensation	—	8	—	47

Total operating expenses	17,612	21,065	54,890	70,295

Loss from operations	(5,518)	(5,024)	(15,118)	(28,561)
Other income, net	1,273	1,090	3,105	4,426

Loss before provision for taxes	(4,245)	(3,934)	(12,013)	(24,135)
Provision for taxes	53	414	134	522

Net loss	$(4,298)	$(4,348)	$(12,147)	$(24,657)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.16)	$(0.34)

Shares used in computing basic and diluted net loss per share	76,069	73,727	75,609	73,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

E.PIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows used in operating activities:
Net loss	$(12,147)	$(24,657)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,121	5,360
Loss on disposal of property and equipment	127	—
Stock-based compensation	—	47
Non-cash restructuring costs	—	301
Amortization of purchased technology and purchased intangibles	679	4,314
Changes in operating assets and liabilities:
Accounts receivable	3,102	(2,505)
Prepaid expenses and other assets	1,299	3,674
Accounts payable	815	(1,448)
Accrued liabilities and compensation	(2,585)	(1,977)
Restructuring costs	(4,812)	(3,633)
Deferred revenue	(2,356)	(3,957)

Net cash used in operating activities	(12,757)	(24,481)

Cash flows from investing activities:
Purchases of property and equipment	(1,164)	(1,013)
Restricted cash and investments	1,114	681
Proceeds from maturities of investments	236,705	143,925
Purchases of investments	(238,665)	(161,814)

Net cash used in investing activities	(2,010)	(18,221)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(144)
Repayments on notes receivable	—	556
Proceeds from sale of common stock, net of repurchases	5,979	3,098

Net cash provided by financing activities	5,979	3,510

Effect of foreign exchange rates on cash and cash equivalents	(77)	(577)

Net increase (decrease) in cash and cash equivalents	(8,865)	(39,769)
Cash and cash equivalents at beginning of period	30,468	48,235

Cash and cash equivalents at end of period	$21,603	$8,466

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of E.piphany as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full fiscal year.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of E.piphany and its subsidiaries. As of September 30, 2004, the Company owns 100% of the outstanding stock of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Cash Equivalents, Short-Term Investments, Long-Term Investments and Restricted Cash and Investments

     Cash equivalents consist of highly liquid investments that are readily convertible into cash. Short-term investments consist of highly liquid securities that the Company intends to hold for less than one year. Long-term investments consist of securities that the Company intends to hold for more than one year with maturity dates of less than two years from the date of purchase. The Company has classified its short-term and long-term investments as available-for-sale. Short-term and long-term investments are carried at fair value with unrealized gains and losses reported, net of tax, as accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value which are determined to be other than temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities and were not significant for the three or nine month periods ended September 30, 2004 and 2003.

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and investments. As of September 30, 2004, we had $6.9 million securing letters of credit, which are classified as restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets. The classification of restricted cash and investments as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

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

Concentration of Credit Risk and Significant Customers

     The Company’s customer base consists primarily of businesses in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the three or nine months ended September 30, 2004 and 2003. As of September 30, 2004, one individual customer account receivable balance accounted for 10% of our total accounts receivable balance. One individual customer account receivable balance accounted for 13% of our total accounts receivable balance as of December 31, 2003.

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

     Acquired goodwill and other intangible assets with indefinite useful lives are not amortized over time, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. The Company performs annual impairment tests in the fourth quarter of each year. The Company completed annual impairment tests on its Goodwill and Purchased Intangibles assets during the fourth quarter of 2003 and 2002, which did not result in an impairment charge. The Company intends to perform annual impairment testing in the fourth quarter of 2004. The Company did not identify events or circumstances during the three or nine months ended September 30, 2004 which would more likely than not reduce the fair value of previously recorded intangible assets.

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

Warranties and Indemnification

     The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of September 30, 2004 or December 31, 2003. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement indemnification accrual as of September 30, 2004 or December 31, 2003 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

     During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

     The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2004.

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

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,298)	$(4,348)	$(12,147)	$(24,657)
Add: Stock-based employee compensation
expense included in reported net loss, net of tax
effects	—	8	—	47
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax effects	(2,984)	(8,146)	(12,436)	(27,886)

Pro forma net loss	$(7,282)	$(12,486)	$(24,583)	$(52,496)

Loss per share:
Basic and diluted—as reported	$(0.06)	$(0.06)	$(0.16)	$(0.34)
Basic and diluted—pro forma	$(0.10)	$(0.17)	$(0.33)	$(0.72)

3. Related Party Transactions

     Roger Siboni, Chairman of the Board, is currently a member of the board of directors of two of the Company’s customers. Total revenues to E.piphany from these customers were less than $0.1 million for both the three and nine months ended September 30, 2004, respectively, and $0.1 million for both the three and nine months ended September 30, 2003, respectively. The Company had no accounts receivable balances from these customers as of September 30, 2004 and December 31, 2003.

     In addition, three of the Company’s customers have board members that were also on the Company’s board of directors at the time revenues from contracts with these customers were recognized. Total revenues to the Company from these customers were $1.4 million and $2.0 million for the three and nine months ended September 30, 2004 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively. The Company had accounts receivable balances from these customers totaling $1.3 million as of September 30, 2004 and less than $0.1 million as of December 31, 2003.

4. Computation of Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(4,298)	$(4,348)	$(12,147)	$(24,657)
Basic and diluted:
Weighted average shares of common stock outstanding	76,069	73,734	75,610	73,343
Less: Weighted average shares subject to repurchase	—	(7)	(1)	(25)

	76,069	73,727	75,609	73,318

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.16)	$(0.34)

     The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Options excluded due to the exercise price exceeding the average fair market value
of the Company’s common stock during the period	10,006	7,154	7,061	8,616
Options for which the exercise price was less than the average fair market value of the Company’s common stock during the period that were excluded as inclusion would
decrease the Company’s net loss per share	1,476	4,956	4,893	3,780
Common shares excluded resulting from common stock subject to repurchase	—	7	1	25

Total common stock equivalents excluded from diluted net loss per common share	11,482	12,117	11,955	12,421

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

     The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158.  This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92.  Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000.  Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions  caused the Company’s post-IPO stock price to be artificially inflated.  The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000.  The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. A stipulation of settlement for the claims against the issuer defendants, including the Company, has been submitted to the court. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

6. Restructuring

     In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), and with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as applicable. Under EITF 94-3 and SFAS 146, specified restructuring activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended September 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the United States and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under these plans.

     The following table summarizes the Company’s restructuring accrual as of September 30, 2004 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Other Restructuring Activities	Total
Accrued balance at December 31, 2002	$26	$—	$32,920	$—	$32,946
Charges accrued during 2003 – Plan 3	620	301	122	311	1,354
Adjustments to previous estimates – Plan 1	--	—	1,846	—	1,846
Adjustments to previous estimates – Plan 2	(13)	—	689	—	676
Adjustments to previous estimates – Plan 3	—	—	52	—	52
Cash payments – Plan 1	—	—	(6,580)	—	(6,580)
Cash payments – Plan 2	—	—	(1,228)	—	(1,228)
Cash payments – Plan 3	(633)	—	(117)	(311)	(1,061)
Non-cash activity – Plan 3	—	(301)	—	—	(301)

Accrued balance at December 31, 2003	$—	$—	$27,704	$—	$27,704

Adjustments to previous estimates – Plan 1	—	—	686	—	686
Adjustments to previous estimates – Plan 2	—	—	178	—	178
Adjustments to previous estimates – Plan 3	—	—	5	—	5
Cash payments – Plan 1	—	—	(4,936)	—	(4,936)
Cash payments – Plan 2	—	—	(711)	—	(711)
Cash payments – Plan 3	—	—	(34)	—	(34)

Accrued balance at September 30, 2004	—	—	22,892	—	22,892
Less: current portion	—	—	6,143	—	6,143

Restructuring costs, net of current portion	$—	$—	$16,749	$—	$16,749

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

Nine months ended September 30, 2004

     For the nine months ended September 30, 2004, the Company recorded adjustments to previously-recorded restructuring estimates totaling $0.9 million primarily associated with facilities in Illinois, California, and the United Kingdom.

     The accrued liability of $22.9 million at September 30, 2004 is net of $27.8 million of estimated sublease income. Of this estimated sublease income, $13.6 million represents future sublease income due under non-cancelable subleases and $14.2 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. In estimating future sublease income under non-cancelable subleases, the Company evaluates the collectibility of sublease income. If the Company determines that sublease income is not collectible with respect to a particular subtenant, the Company estimates the amount of sublease income that it is likely to generate from a new subtenant.  The Company then increases the restructuring accrual by an amount equal to the difference between the initially contracted amount and the estimated sublease income from the new subtenant. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require periodic adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

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

     The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
United States	$11,015	$15,615	$39,850	$47,105
United Kingdom	3,896	1,775	9,784	5,658
Rest of World	3,027	6,818	8,959	16,114

Total	$17,938	$24,208	$58,593	$68,877

8.   Goodwill and Purchased Intangible Assets

     In the first quarter of 2002, the Company adopted SFAS 142 which states that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company completed an annual impairment test during the fourth quarter of 2003 which did not result in an impairment charge. The Company plans to complete an annual impairment test during the fourth quarter of 2004. The Company has not identified events or circumstances during the three or nine months ended September 30, 2004 which would more likely than not reduce the fair value of previously recorded intangible assets. Definite lived intangible assets will continue to be amortized over their estimated useful lives.

     Information regarding the Company’s definite lived intangible assets is as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance
Purchased technology	$17,652	$(17,652)	$—	$17,652	$(16,973)	$679
Customer list	1,332	(1,332)	—	1,332	(1,332)	—

Total	$18,984	$(18,984)	$—	$18,984	$(18,305)	$679

__________

(1) Gross carrying amount is presented net of an impairment charge, taken as of September 30, 2001, and net of accumulated amortization as of that date.

     Amortization of other intangible assets for the three months ended September 30, 2003 was $0.8 million. As of March 31, 2004 these intangible assets were fully amortized.

9. Comprehensive Loss

     Comprehensive loss consists of net loss plus all other non-owner changes in equity. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(4,298)	$(4,348)	$(12,147)	$(24,657)
Change in unrealized gain on investments
	396	(226)	(1,043)	(21)
Change in cumulative foreign currency translation adjustment	167	(385)	(77)	(577)

Comprehensive loss	$(3,735)	$(4,959)	$(13,267)	$(25,255)

10.   Subsequent Event - Common Stock Repurchase Program

     The Company’s Board of Directors has authorized a stock repurchase program of up to $30 million of common stock. Stock repurchases under this program may be made in the open market and through privately negotiated transactions at such times and in such amounts as management deems appropriate and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will depend on several factors, including the price of the Company’s stock, corporate and regulatory requirements and general business and market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of expenses or other financial items; statements regarding our plans, strategies, and objectives for future operations, including the timing, execution costs and potential cost-savings of restructuring plans; statements concerning proposed new products, services, developments, or the anticipated performance of products or services; statements regarding our ability to meet our liquidity needs; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in this quarterly report and the risks discussed from time to time in our other public filings. We assume no obligation to update any forward-looking statements.

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

     During 2002, we released version 6.0 of our product suite. This release generated an increase in demand for our product licenses which helped increase revenues in 2003. Our total revenues for 2003 increased to $96 million, an increase of 15% over 2002, while our product license revenues increased to $44 million in 2003 from $34 million in 2002, an increase of 29% year over year. During 2003, we continued to focus on cost containment and reduced our annual net loss to $24 million in 2003 from $72 million 2002. The combination of increased revenue and decreased costs resulted in declining net losses in the first three quarters of 2003 and net income of $0.4 million in the fourth quarter.

     During the first nine months of 2004, we experienced a decline in revenues from the same period in the prior year due primarily to a decline in revenue in North America, Latin America and Asia, partially offset by an increase in revenues in Europe. Although our revenues declined, our net loss improved from the same period in the prior year as a result of our cost containment activities.

     During the nine months ended September 30, 2003 and 2004, we experienced an increase in the percentage of license transactions for which integrator partners took primary responsibility for software implementation. The growth of our business depends on license revenue growth over time. During the first nine months of 2004, we experienced a decline in license revenue, primarily attributable to longer than expected sales cycles, lower average selling prices of our license transactions and continuing weakness in spending in the information technology market. When a third-party integration partner takes primary responsibility for the implementation of our software, we generally recognize license revenue at the time of the sale, provided that all other revenue recognition criteria have been met as set forth in Note 2 of Notes to the Condensed Consolidated Financial Statements. As a result, our deferred revenue decreased from $19.2 million as of December 31, 2003 to $16.8 million as of September 30, 2004. This decrease in deferred revenue was primarily a result of a decrease in deferred license revenue. Therefore, quarterly revenues have been more dependent on revenues from new software license agreements entered into during those quarters. Although we anticipate this trend to continue into future quarters, this trend may vary in any given quarter to the extent that certain revenue recognition criteria are not met on significant license transactions that would require us to defer the recognition of revenues into future periods.

Sources of Revenue

     We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through September 30, 2004, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

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

Cost of Revenues and Operating Expenses

     Cost of revenues includes the cost of product license revenues, the cost of services revenues, the cost of maintenance revenues and the amortization of purchased technology. Our cost of product license revenues primarily consists of license fees payable to third parties for technology integrated into our products. Our cost of services revenues primarily consists of salaries and related expenses for our professional services, maintenance and training organizations, an allocation of facilities, information technology and depreciation expenses, as well as the cost of reimbursable expenses and the cost of subcontracting professional services from third party consulting organizations that provide consulting and implementation services to our customers. Cost of revenues also includes the amortization of purchased technology arising from our acquisitions. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facilities, information technology, communications and depreciation expenses.

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

     To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout most of the year ended December 31, 2003 and the nine months ended September 30, 2004, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements. Approximately 11% of license revenue was recognized under SOP 81-1 during the nine months ended September 30, 2004, compared to 31% for the nine months ended September 30, 2003.

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

     As a result of the adoption of SFAS 142 as of January 1, 2002, we ceased amortization of approximately $81.5 million of goodwill. We perform impairment tests annually. We also perform impairment tests when events occur or circumstances change that would more likely than not reduce the fair value of previously recorded intangible assets. If the fair value of such assets is considered to be reduced, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write-downs of goodwill and purchased intangible assets. In addition, we have not identified events or circumstances that would more likely than not reduce the fair value of previously recorded intangible assets during the quarter ended September 30, 2004.

Restructuring Charges

     As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with our abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market continues to worsen and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $22.9 million at September 30, 2004 is net of $27.8 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $13.6 million represents future sublease income due under non-cancelable subleases and $14.2 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

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

Results of Operations

Revenues

     The following table sets forth our revenues, expressed both in absolute dollars and as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Revenues:
Product license	$5,691	32%	$10,239	42%	$20,434	35%	$30,169	44%
Services	4,853	27%	7,179	30%	15,447	26%	17,728	26%
Maintenance	7,394	41%	6,790	28%	22,712	39%	20,980	30%

	$17,938	100%	$24,208	100%	$58,593	100%	$68,877	100%

     The following table sets forth our revenues by geography, expressed both in absolute dollars and as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
North America	$11,495	64%	$17,561	72%	$40,646	69%	$49,835	72%
Europe	6,257	35%	3,842	16%	17,406	30%	12,474	18%
Rest of world	186	1%	2,805	12%	541	1%	6,568	10%

	$17,938	100%	$24,208	100%	$58,593	100%	$68,877	100%

     Product license revenue for the three months ended September 30, 2004 decreased by $4.5 million, or 44%, as compared to product license revenue for the same period in the prior year. Product license revenue for the nine months ended September 30, 2004 decreased by $9.7 million, or 32%, as compared to product license revenue for the same period in the prior year. The decrease in product license revenue for both periods is due primarily to fewer license sales in North America. This decrease is attributable to longer than expected sales cycles, lower average selling prices for our licenses, and continued weakness in spending in the IT market. In addition, product license revenue in markets outside of North America and Europe decreased as a result of our restructuring plan to reduce sales and marketing costs by transitioning these regions to an indirect sales model. These decreases were offset, in part, by increases in product license sales in Europe for the three and nine month periods ending September 30, 2004.

     Services revenue consists of revenue from professional and training services. Services revenue for the third quarter of 2004 decreased by $2.3 million, or 32%, compared to the third quarter of 2003. Services revenue for the nine months ended September 30, 2004 decreased by $2.3 million, or 13%, over services revenue for the same period in the prior year. The decrease in both periods was primarily due to third-party consulting organizations being responsible for implementation services for the majority of our license arrangements, which led to a decrease in the number of our professional services employees.

     Maintenance revenue for the third quarter of 2004 increased by $0.6 million, or 9%, over maintenance revenue for the third quarter of 2003. Maintenance revenue for the nine months ended September 30, 2004 increased by $1.7 million, or 8%, over maintenance revenue for the same period in the prior year. The increase in maintenance revenue was primarily attributable to maintenance contracts sold with new licenses in addition to maintenance agreement renewals by our existing installed base.

Cost of Revenues

      The following table sets forth our cost of revenues and gross profit, both in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended September 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Cost of revenues:
Product license	$403	2%	$419	2%	$1,205	2%	$1,083	2%
Services	3,806	22%	5,644	23%	12,656	22%	17,544	25%
Maintenance	1,635	9%	1,349	6%	4,281	7%	4,463	6%
Amortization of purchased technology	—	—	755	3%	679	1%	$4,053	6%

Total cost of revenues	$5,844	33%	$8,167	34%	$18,821	32%	$27,143	39%

Gross profit	$12,094	67%	$16,041	66%	$39,772	68%	$41,734	61%

     Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date. The majority of these fees are fixed and thus have not decreased in accordance with the decrease in license revenue for the three and nine months ended September 30, 2004.

     Cost of services revenues consists primarily of personnel and related costs of providing professional services and training services. The decrease in cost of services revenue for the three and nine months ended September 30, 2004 compared to the same periods in the prior year was due primarily to a reduction in the number of internal professional services employees and their related travel expenses. The decrease was also a result of lower overhead and facilities cost allocations due primarily to a reduction in rent expense from office lease expirations. The number of services employees decreased from 87 at September 30, 2003 to 73 at September 30, 2004 as a result of voluntary and other terminations not related to restructuring plans.

     Cost of maintenance revenues consists primarily of personnel and related costs of providing customer telephone support services under maintenance agreements. The increase in the cost of maintenance for the three months ended September 30, 2004 compared to the same period in the prior year is due primarily to transition costs associated with the move of one of our support centers from Boston, Massachusetts to the United Kingdom. The decrease in cost of maintenance revenue for the nine months ended September 30, 2004 compared to the same period in the prior year was due primarily to lower overhead and facilities cost allocations.

     The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of RightPoint, Octane, iLeverage, eClass Direct, Moss and certain intellectual property assets of Radnet. The decrease in amortization of purchased technology for the three and nine months ended September 30, 2004 compared to the same periods in the prior year was due to the full amortization of RightPoint, Octane and eClass Direct assets during 2003. No amortization expense was recognized for the quarter ended September 30, 2004 since all purchased technology assets were fully amortized as of March 31, 2004.

Operating Expenses

Research and Development

     The following table sets forth our research and development expenses for the three and nine months ended September 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Research and development	$6,344	35%	$7,753	32%	$19,385	33%	$24,495	36%

     Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. The decrease for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year was due primarily to a reduction in the number of research and development employees, as well as lower overhead and facilities cost allocations. The number of research and development employees decreased from 153 as of September 30, 2003 to 139 September 30, 2004 as a result of voluntary and other terminations not related to restructuring plans.

Sales and Marketing

     The following table sets forth our sales and marketing expenses for the three and nine months ended September 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Sales and marketing	$8,285	46%	$9,947	41%	$25,670	44%	$33,334	48%

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decrease in these expenses for the three and nine months ended September 30, 2004 compared to the same periods in the prior year was primarily due to a reduction in the number of sales and marketing employees and lower sales commission expense. Sales commission expense was lower as a result of lower revenues for the three and nine months ended September 30, 2004 as compared to the same periods in the prior year. The decrease was also due to lower overhead and facilities cost allocations as discussed above, and lower travel expenses. The number of sales and marketing employees decreased from 112 as of September 30, 2003 to 102 as of September 30, 2004 as a result of voluntary and other terminations not related to restructuring plans.

General and Administrative

     The following table sets forth our general and administrative expenses for the three and nine months ended September 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
General and administrative	$3,120	17%	$2,831	12%	$8,960	15%	$8,318	12%

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The increase in these expenses for the three and nine months ended September 30, 2004 compared to the same periods in the prior year was primarily due to an increase in legal, audit and accounting costs offset, in part, by a decrease in compensation and benefits expenses. Legal expenses increased primarily as a result of increased litigation costs mainly associated with legal action filed by us against a private third party to protect our intellectual property rights. Audit and accounting costs increased primarily as a result of activities associated with our compliance with the Sarbanes-Oxley Act of 2002. Compensation and benefits expenses decreased due primarily to a reduction in the average number of general and administrative employees. The number of general and administrative employees decreased from 66 as of September 30, 2003 to 57 as of September 30, 2004 as a result of voluntary and other terminations not related to restructuring plans.

Restructuring Charges

     The following table sets forth our restructuring charges for the three and nine months ended September 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Restructuring charges (credits)	$(137)	(1%)	$518	2%	$875	1%	$3,840	6%

     In the quarter ended September 30, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have transitioned to indirect models in certain geographies and facilities have been abandoned to align our cost structure to current market conditions. In accordance with applicable accounting literature, specified activities were deemed the commencement of a separate restructuring plan in the quarter in which those activities were specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended September 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”). The third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the deterioration of the commercial real estate market, primarily in the United States and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges. No significant adjustments have been made to the initial estimated severance charges. See Note 6 in Notes to Condensed Consolidated Financial Statements for more details.

     Restructuring charges (credits) recorded in the three and nine months ended September 30, 2004 relate to changes in estimated lease costs related primarily to facilities located in Illinois, California, and the United Kingdom. Restructuring charges recorded in the same periods in the prior year relate to severance and related charges under Plan 3 and adjustments to previously recorded restructuring estimates to reflect changes in estimated lease costs related to facilities located in Boston, Massachusetts.

Other Income, Net

     The following table sets forth our other income, net for the three and nine months ended September 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Other income, net	$1,273	7%	$1,090	5%	$3,105	5%	$4,426	6%

     Other income, net consists primarily of interest income on investments. For the nine months ended September 30, 2003, other income also includes $0.8 million reflecting the termination of a partner agreement executed in October 1999 by one of the companies that we acquired. The increase in interest income for the three months ended September 30, 2004 as compared to the same period last year is primarily due to higher rates of return on our investments during that period. The decrease in interest income for the nine months ended September 30, 2004 as compared to the same period last year is primarily due to the inclusion of the $0.8 million payment for the termination of a partner agreement discussed above, and also due to a decrease in the average rate of return on our investments as well as lower average cash and investment balances.

Provision for Taxes

     The following table sets forth our provision for taxes for the three and nine months ended September 30, 2004 and 2003, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Provision for taxes	$53	—	$414	2%	$134	—	$522	1%

     Provision for taxes consists of withholding taxes due on payments from certain foreign customers.

Liquidity and Capital Resources

Cash Flow

     As of September 30, 2004, our primary sources of liquidity consisted of $147.3 million in cash, cash equivalents and short-term investments and $107.5 million in long-term investments for a total of $254.8 million in unrestricted cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

     Net cash used in operating activities totaled $12.9 million and $24.5 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash used in operations is primarily due to a reduction in our net loss during these periods. Our net loss decreased primarily due to a reduction of employees and lower overhead and facilities costs. The decrease in cash used in operations was also attributable to higher collection activity of our accounts receivable during the nine months ended September 30, 2004 as compared to the same period last year.

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

     Net cash used in investing activities for the nine months ended September 30, 2004 and September 30, 2003 totaled $1.9 million and $18.2 million, respectively, due primarily to the purchase of investments. Investments purchased are primarily comprised of government sponsored enterprises, auction rate municipal securities and corporate debt securities with maturities which do not exceed 24 months.

     Net cash provided by financing activities totaled $6.0 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by financing activities for each period resulted primarily from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options and our employee stock purchase plan. The increase in cash proceeds during the nine months ended September 30, 2004 compared to the same period in the prior year is due to an increase in stock option exercises during the first quarter of 2004.

Common Stock Repurchase Program

     Our Board of Directors has authorized a stock repurchase program of up to $30 million of common stock. Stock repurchases under this program may be made in the open market and through privately negotiated transactions at such times and in such amounts as management deems appropriate and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will depend on several factors, including the price of E.piphany’s stock, corporate and regulatory requirements and general business and market conditions. The stock repurchase program may be limited or terminated at any time without prior notice.

Restricted Cash and Investments

     From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of September 30, 2004, we had $6.9 million of restricted cash and investments, $1.2 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $5.7 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from September 30, 2004.

Contractual Obligations

     Our contractual obligations as of September 30, 2004 are comprised of operating leases, purchase obligations and long-term liabilities. Our purchase obligations and long-term liabilities have not changed materially since December 31, 2003.

     Operating Leases. We lease certain facilities under operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of September 30, 2004 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Sublease Income Receivable	Total, Net

2004	$2,736	$(604)	$2,132
2005	9,326	(2,277)	7,049
2006	6,454	(1,503)	4,951
2007	6,493	(1,429)	5,064
2008	6,587	(1,287)	5,300
2009 and thereafter	23,258	(4,430)	18,828

	$54,854	$(11,530)	$43,324

     Net operating lease commitments shown above include $29.0 million of operating lease commitments under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of September 30, 2004. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

     We believe that our cash, cash equivalents and investment balances will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for the next 12 months and the foreseeable future. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to liquidate our long-term investments, issue additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us in the future.

Off-Balance Sheet Arrangements

     We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2003 or September 30, 2004 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

     During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of our Japanese subsidiary, E.piphany Software, K.K. (“E.piphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to our financial position, results of operations or cash flows for the three months ended September 30, 2004.

     We indemnify our directors and officers in their capacity as such. To date, we have not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the quarter ended September 30, 2004.

Related Party and Other Transactions

     Roger Siboni, Chairman of the Board, is currently a member of the board of directors of two of our customers. Total revenues to E.piphany from these customers were less than $0.1 million for both the three and nine months ended September 30, 2004, respectively, and $0.1 million for both the three and nine months ended September 30, 2003, respectively. We had no accounts receivable balances from these customers as of September 30, 2004 and December 31, 2003, respectively.

     In addition, three of our customers have board members that were also on our board of directors at the time revenues from contracts with these customers were recognized. Total revenues to us from these customers were $1.4 million and $2.0 million for the three and nine months ended September 30, 2004 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2003, respectively. We had accounts receivable balances from these customers totaling $1.3 million as of September 30, 2004 and less than $0.1 million as of December 31, 2003, respectively.

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

     We incurred net losses of $4.3 million for the quarter ended September 30, 2004, $24.2 million for the year ended December 31, 2003, $71.7 million for the year ended December 31, 2002 and $2.6 billion for the year ended December 31, 2001. We had an accumulated deficit of $3.5 billion as of September 30, 2004. We may incur losses in the foreseeable future. These losses may be substantial and we may not be able to achieve or sustain profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve profitability. Although we achieved profitability in the quarter ended December 31, 2003, it cannot be certain that we will again achieve profitability on a quarterly basis or ever achieve profitability on an annual basis.

Our revenues may be harmed if general and industry specific economic conditions do not improve or worsen.

     Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. If the economic conditions in the United States or in other territories or markets in which we do a substantial portion of business worsen, or do not substantially improve, our customers may delay or reduce their spending on customer relationship management software. When economic conditions weaken, sales cycles for software products tend to lengthen and companies’ information technology budgets tend to be reduced. When this happens, our revenues suffer and our stock price may decline.

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

     Many of these companies have significantly greater financial, technical, marketing, sales, service and other resources than we do. Many of these companies also have a larger installed base of users, have been in business longer, have more established relationships with key system integrators and/or have greater name recognition than we do. In addition, some large companies have and will continue to attempt to build capabilities into their products that are similar to the capabilities of our products. Some of our competitors’ products may be more effective than our products at performing particular functions or be more customized for customers’ particular needs. Even if these functions are more limited than those provided by our products, our competitors’ software products could discourage potential customers from purchasing our products. Further, our competitors may be able to respond more quickly than we can to changes in customer requirements.

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

     Although no single customer accounted for more than 10% of total revenues for the quarter ended September 30, 2004 or for the year ended December 31, 2003, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected. Our business model has and continues to evolve to include each quarter more operational CRM transactions which are often more complex, larger in size and have less predictable sales cycles.  As a result, our financial results for a particular quarter may be more susceptible to an adverse affect by the delay or cancellation of one or more large transactions.

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

     We expect our quarterly operating results to fluctuate. We believe, therefore, that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues and operating results could vary significantly from quarter to quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock will fall. Factors that may cause our operating results to fluctuate on a quarterly basis or fall below the expectations of market analysts and investors in a particular quarter are:

•	customers' decisions to defer or cancel orders or implementations, particularly large orders or implementations,

•	varying size, timing and contractual terms of orders for our products and services,

•	our ability to timely complete our service obligations related to product sales,

•	changes in the mix of revenue attributable to higher-margin product license revenue as opposed to substantially lower-margin service revenue,

•	changes in demand for our software or for enterprise software generally,

•	reductions in the rate at which opportunities in our pipeline convert into binding license agreements,

•	announcements or introductions of new products by us or our competitors,

•	software defects and other product quality problems,

•	our ability to release new, competitive products on a timely basis,

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

     It typically takes us between six and twelve months to complete a sale of our products, but it can take us longer. It is difficult, therefore, to predict if, and the quarter in which, a particular sale will occur and to plan expenditures accordingly. The period between initial contact with a potential customer and such customer’s purchase of products and services is relatively long due to several factors, including:

•	the complex nature of our products,

•	our need to educate potential customers about the uses and benefits of our products,

•	the purchase of our products requires a significant investment of resources by a customer,

•	our customers have budget cycles which affect the timing of purchases,

•	uncertainty regarding future economic conditions,

•	many of our potential customers require competitive evaluation and internal approval before purchasing our products,

•	potential customers delay purchases due to announcements or planned introductions of new products by us or our competitors,

•	many of our potential customers are large organizations, which may require a long time to make decisions, and

•	our customers’ focus on Sarbanes-Oxley Section 404 compliance activities.

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

     We market and sell our products and services abroad. Our revenue from the sale of our products and services outside of the United States accounted for 39% of our total revenues for the quarter ended September 30, 2004. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

     Our international business operations require a significant amount of attention from our management and substantial financial resources. As of September 30, 2004, we had 75 employees located in Europe and Canada.

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

     In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we fail to successfully integrate acquired technologies and employees, our business and operating results will be harmed. To successfully integrate acquired technologies and employees, we must:

•	properly evaluate the business, personnel and technology of the company to be acquired,

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses,

•	integrate and retain appropriate personnel,

•	effectively integrate business units in diverse geographic locations,

•	combine potentially different corporate cultures,

•	effectively integrate products, research and development, sales, marketing and support operations, and

•	maintain focus on our day-to-day operations.

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

     Our Senior Vice President, World Wide Field Operations, recently resigned from employment. We have initiated a search for his replacement. If we are not able to employ a qualified individual to serve in this position within a reasonable period of time, our revenues may be harmed.

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

While we believe that we currently have effective internal controls over financial reporting, the applicable rules and principles are new and unprecedented, and in many cases rely upon subjective judgment; therefore, we do not yet know if we will be able to issue an unqualified management report or receive an unqualified attestation report from our independent auditor under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls over financial reporting in order to enable management to report on, and our independent auditor to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The rules and principles that govern management’s control report and our independent auditor’s attestation thereto are new and unprecedented and rely in many cases upon the subjective judgment of management and our independent auditor. If our testing reveals one or more material weaknesses, which we do not currently anticipate, we may not be able to issue an unqualified management report or receive an unqualified attestation report from our independent auditor. In addition, if we have one or more material weaknesses, we may incur additional expenses and divert significant management time to remediate these material weaknesses. While we anticipate being able to comply with all aspects of Section 404 in a satisfactory and timely fashion, we cannot be certain as to the timing or satisfactory completion of our evaluation, testing and remediation activities, or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a satisfactory or timely manner, we may not be able to issue an unqualified management report or receive an unqualified attestation report from our independent auditor, which could harm our business and adversely affect the market price of our common stock.

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

Foreign Currency Exchange Rate Risk

     The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of September 30, 2004, we had international operations in Asia, Australia, Europe, Canada and Latin America and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our cash and investment balances has therefore not been material. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

     As of September 30, 2004, we held $21.6 million in cash and cash equivalents consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.2 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

     As of September 30, 2004, we held $233.2 million in short-term and long-term investments, all of which consisted of taxable fixed income securities having original maturity dates between three months and two years. A decline in interest rates over time would reduce our interest income from our short-term investments and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.3 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $1.8 million. Alternatively, a decrease in interest rates over time would cause the fair market value of our portfolio to increase. An immediate and uniform decrease in interest rates of 100 basis points would cause the fair market value of these items to increase by approximately $1.8 million.

     As of September 30, 2004, we did not have any outstanding debt.

     The following summarizes our investments, weighted average yields and expected maturity dates as of September 30, 2004 (in thousands, except interest rates):

	2004	2005	2006	Thereafter	Total
Commercial paper	$—	$—	$—	$—	$—
Weighted average yield	—	—	—	—	—
Corporate bonds	$3,017	$36,662	$17,438	$—	$57,117
Weighted average yield	1.70%	1.86%	2.26%	—	1.97%
Government notes/bonds (1)	$5,153	$43,635	$57,895	$—	$106,683
Weighted average yield	2.32%	2.13%	2.34%	—	2.25%
Auction rate securities (2)	$67,700	$1,700	$—	$—	$69,400
Weighted average yield	1.90%	2.40%	—	—	1.91%

Total investment securities	$75,870	$81,997	$75,333	$—	$233,200

__________

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.

(2)

Auction rate securities consist primarily of taxable municipal bonds having reset dates of less than 45 days. A significant portion of our short-term investments consist of these instruments as they typically provide a higher rate of return than money market funds while maintaining a low level of risk and a high degree of liquidity.

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

ITEM 6.   EXHIBITS

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

__________

     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

     (2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.

     (3) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E.PIPHANY, INC.

DATE:	November 8, 2004	SIGNATURE:	/s/ Karen A. Richardson Karen A. Richardson Chief Executive Officer

DATE:	November 8, 2004	SIGNATURE:	/s/ Kevin J. Yeaman Kevin J. Yeaman Chief Financial Officer

EXHIBIT INDEX

Number		Exhibit Title

3.1	(1)	Restated Certificate of Incorporation of the Registrant.
3.2	(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.
3.3	(3)	Amended and Restated Bylaws of the Registrant.
4.1	(1)	Form of Stock Certificate.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.

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