Form 10-K
period 2004-12-31
E PIPHANY INC
filed 2005-03-16
CIK 1089613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File Number 000-27183

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

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The approximate aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2004 was $290,511,348. This amount excludes shares held by directors, executive officers, and holders of 5% or more of the outstanding Common Stock since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of January 31, 2005 was 76,935,115.

DOCUMENTS INCORPORATED BY REFERENCE:

Form 10-K reference

(1) Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A for the stockholder meeting scheduled for May 19, 2005 are incorporated by reference into Part III of this Report.

Part III

PART I

Item 1. Business

Overview

We provide customer relationship management (CRM) software solutions that are deployed to increase profitability at large, consumer-oriented companies. Our Epiphany® E6™ software suite is an integrated set of CRM software products which automate marketing, sales and customer service business processes. A key strength of the E6 Suite is its integration of analytical CRM with operational CRM. Our analytical CRM capabilities analyze large volumes of customer data to optimize marketing campaigns and customer interactions. Our operational CRM capabilities automate customer-related business processes, such as customer service or sales processes, across a variety of communications and distribution channels. Companies deploy our software products separately or as an integrated suite to solve specific business problems.

We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, professional services and maintenance fees. In September 1999 and January 2000 we raised approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions using stock consideration including the acquisition of RightPoint Software, Inc., Octane Software, Inc. and Moss Software, Inc. In November 2003, we released version 6.5 of our product suite. This version was a major milestone in a multi-year development effort to consolidate all of our acquired products onto a single, technically integrated platform, which provides greater value to our customers and increases our development productivity. In November 2004, we launched our Epiphany Advisor family of products.

Industry and Target Markets

The CRM industry has evolved substantially over the past decade as customers have begun to require broader, more flexible solutions that address complex, enterprise-wide business problems. First-generation CRM products were not designed to address business processes that span multiple departments, end-users and external systems. If a company wished to implement an integrated system, it would have to remove its existing systems and consolidate its data and functionality into a new system, or alternatively, build highly complex integrations to existing systems. Today, companies are demanding more modular CRM products that can be deployed incrementally and which are able to co-exist with, rather than replace, existing systems.

Companies are also seeking CRM solutions with integrated analytical capabilities. This functionality allows companies to analyze customer data and make better decisions about how to interact with each customer. Traditional CRM systems simply automated interactions, but lacked the analytical capabilities required to better understand each customer and optimize interactions.

Consumer-oriented companies, which sell products or services directly or indirectly to consumers, have especially complex CRM requirements. These companies tend to have a very large number of customers, making it more difficult to understand each customer individually. They also have very large volumes of customer data derived from millions of customer interactions and transactions. These companies are seeking CRM solutions that can help them improve their profitability by optimizing each interaction.

Epiphany is focused on addressing the CRM requirements of consumer-oriented companies in several vertical industries, most notably in the communications, retail finance and insurance industries. Below we provide greater detail concerning our presence in each of these industries.

Communications. Within the communications industry, we target companies in the wireline, wireless and cable segments. Our customers in this industry include Bell Canada, DirecTV, Orange, SBC, SwissCom and Vodafone. Our Epiphany communications solutions are deployed to increase average revenue per customer, reduce churn and increase customer satisfaction.

Retail Finance. Within the retail finance industry, we target companies in the banking, card products, home mortgage, mutual fund and consumer finance segments. Our customers in this industry include Bank of America, Barclays Bank, Citibank, Washington Mutual and Wells Fargo Bank. Epiphany retail finance solutions are deployed to increase bank profitability by bridging systems, channels and business units to maximize the value of each customer relationship.

Insurance. Within the insurance industry, we target companies in the property and casualty, life insurance and health payer segments. Our customers in this industry include AAA of Northern California, CareFirst, CIGNA International, Mutual of Omaha and Prudential Financial. Epiphany insurance solutions are deployed by insurance companies to build stronger, more profitable relationships by making insurance sales personnel more effective, increasing mindshare among independent agencies and improving call center effectiveness.

Retail. Within the retail industry, we sell to companies in both the store and non-store segments. Our customers in this industry include Auchan, Borders, Gap, Home Depot and Staples. Epiphany retail solutions use analytics and channel intelligence to identify and address the needs of existing and prospective customers. Epiphany solutions help retailers guide each customer to the product, pricing and purchase point that are optimal for that customer while simultaneously maximizing profit margins.

Travel and Leisure. Within the travel and leisure industry, we sell to companies in the travel agency, travel operator, hospitality, entertainment and airline segments. Our customers in this industry include Hilton Hotels, American Airlines, Cendant, Expedia and MGM Mirage Resorts. Epiphany travel and leisure solutions can be deployed by service providers to understand customer history and buying patterns, make optimal sales suggestions and increase net income.

Products

The E6 Suite of products is comprised of multiple interoperable applications or services. These components can be combined with each other or with third-party products to solve specific business problems in marketing, sales and customer service. Our software products can be deployed simultaneously or in incremental steps as our customers seek to address new business problems. Our customers can deploy our software solutions to enhance previously installed software products or replace them entirely. The E6 Suite relies on the Epiphany Customer Relations Backbone (“CRB”). The CRB allows the integration of customer data, decisions and processes across all front-office applications—helping consumer-oriented companies drive more effective customer interactions. This solution enables organizations to take a realistic and effective approach to application and process integration, connecting Epiphany applications with other applications and data sources. Built on a standards-based, open architecture, Epiphany CRB unifies customer information, helps manage decisions about customers and enables integrated business processes.

Epiphany Advisor Products

Epiphany Advisor solutions provide CRM business value by augmenting—rather than replacing—existing systems. Consumer-oriented companies in industries such as retail finance and communications want to increase profitability by making every customer interaction more effective. However, they don’t want to replace existing applications or replicate data in different systems. Based on an open architecture that leverages the Epiphany Customer Relationship Backbone, Epiphany Advisor solutions are designed to co-exist with existing enterprise infrastructures and to augment other packaged and legacy applications, quickly and easily. The result is that companies can unify previously incompatible systems and add high return-on-investment business processes without the need for systems replacement.

Insight Advisor. Epiphany Insight Advisor gives customer-facing employees an instant snapshot of the complete customer relationship, without replicating data or replacing existing investments. Through years of rapid growth, companies have spawned multiple systems to meet specific tactical needs, resulting in the scattering of customer information across divisions. This fragmented view results in inconsistent service across systems and channels and limits customer satisfaction. By providing an intelligent dashboard of all interactions across departments, products and channels, Epiphany Insight Advisor helps companies provide a personalized experience that reflects each customer’s total value.

Interaction Advisor. Epiphany Interaction Advisor drives consistent, intelligent interactions throughout the enterprise by delivering the most appropriate message to each customer touchpoint, in real-time. Through the presentation of personalized cross-sell and retention offers, Epiphany Interaction Advisor generates substantial increases in profitability and customer satisfaction for consumer-oriented businesses. As the industry’s most advanced inbound marketing solution, this application uses a blend of real-time analytics and dynamic business rules to maximize the value of each customer interaction.

Lead Advisor. Epiphany Lead Advisor gives all customer-facing employees a consistent way to capture revenue generating sales leads without requiring the replacement of existing applications across the enterprise. Bringing together the lead management solution across departmental silos and making it a part of the overall enterprise customer relationship processes are two critical steps needed to ensure that every lead is acted upon and the full potential of every lead is realized. Through integrated lead qualification, distribution and management, Epiphany Lead Advisor ensures that lead capture and management can be made intelligent via business rules, lead scoring, alerts and automatic lead reassignment. As a result, consumer-oriented companies can benefit from every lead—and make the most of every opportunity.

Epiphany Marketing

Epiphany Marketing enables consumer-oriented companies to improve profitability by designing and executing customer management strategies and marketing campaigns across multiple inbound and outbound touchpoints. By combining the key tools marketers need—analytics, customer segmentation tools, campaign management and real-time interaction optimization—Epiphany Marketing enables users to plan and manage interactions over the entire customer lifecycle. Marketers use our solutions to build long-term, profitable relationships, resulting in more effective cross-sell and retention programs.

Campaign Management. Epiphany Campaign Management is an integrated database marketing solution for planning, executing and monitoring permission-based campaigns across all touchpoints. It includes campaign management, business rule management, database management, integrated analytics and built-in reporting tools. Epiphany Campaign Management provides comprehensive functionality for users of all skill levels, enabling marketers to improve their outbound marketing quickly and easily.

E-Marketing. Epiphany E-Marketing is a solution for optimizing interactions with customers over online channels such as the Web, e-mail and text messaging. This solution helps companies improve the customer experience, drive revenue and increase customer loyalty. Epiphany E-Marketing includes customer and website analytics, high performance e-mail and web campaign delivery and online campaign response handling and analysis.

Event-Driven Marketing. Epiphany Event-Driven Marketing identifies meaningful events in the customer lifecycle and triggers appropriate responses. This solution listens for key customer events and then responds to these opportunities in real time, delivering the optimal action to the most appropriate business unit, channel and touchpoint. By turning customer behaviors into immediate business opportunities, Epiphany Event-Driven Marketing can improve customer response rates, campaign velocity and reduce marketing costs.

Epiphany Sales and Service Products

Epiphany Sales and Service is a sales force and call center solution that automates customer facing activities and interactions. This solution is deployed to enhance productivity in sales departments, contact centers and other front-office functions. The solution is designed to be highly flexible and easy to integrate with other systems. Companies can configure the solution to meet their specific requirements and enforce their best business practices.

Service. Epiphany Service helps customer care representatives and call center agents respond to customer requests, issues, inquiries and opportunities, as well as enables customers to help answer questions or troubleshoot problems themselves over the web. Epiphany Service provides an integrated view of a company’s communication channels, including the internet, e-mail, telephone, fax and other touch points. By incorporating our analytical and marketing technology, our intelligent customer service software solutions enable customer contact representatives to have a single view of all of each customer’s data that has been collected from multiple sources and make relevant offers and service recommendations based on that information. Our customers use our real-time decision-making capabilities with Epiphany Service, for example, to optimize the routing of inbound customer calls and prompt customer service agents with information to optimize the interaction with the customer.

Sales. Epiphany Sales enables a company’s sales personnel to be more effective in managing their customer relationships by enabling them to better manage their sales cycles, including identifying the most promising leads, preparing for sales interactions and following up in the most appropriate manner. Companies use Epiphany Sales to achieve higher sales success rates, deeper account penetration and increased revenue. Epiphany Sales provides sales professionals access to real-time information through web browsers, disconnected laptop computers, wireless phones, personal digital assistants and other devices. Our customers use our real-time decision-making capabilities with Epiphany Sales to intelligently guide sales personnel through the sales process with optimal recommendations for delivery to customers.

Research and Development

Our research and development organization is responsible for designing, developing and enhancing our software products, product testing, and quality assurance and ensuring the compatibility of our products with third-party hardware and software products. Our research and development organization is divided into teams consisting of development engineers, product managers, quality assurance engineers, technical writers and support staff. Our total research and development expenses were $25.5 million, $31.5 million and $34.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Professional Services

We offer a variety of services and support options to our customers and partners. These services include implementation, optimization, support and upgrade services that enable companies to enhance the return on their CRM investments.

Epiphany Consulting. Epiphany Consulting is an information and technology resource for Epiphany partners and customers. Epiphany Consulting supports customers and partners through every phase of the implementation lifecycle. Often our Epiphany Consulting works on behalf of our strategic systems integration partners to enhance their knowledge of our products and ensure their success in meeting the customer’s requirements.

Customer Support. Epiphany Customer Support is accessible across multiple channels and includes 24-hour self-service support via the Epiphany Service Portal. Customers and partners can visit the Epiphany Service Portal to review our technical knowledge base, solutions profiles, discussion fora and other educational content. Customer support engineers often serve as liaisons between users, developers and sales and marketing specialists. We rely on this flow of communication as a source to better understand customer needs and market dynamics and to ensure that future product releases are responsive to customer issues.

Marketing and Sales Strategy

To date, we have sold our products primarily through our direct sales force. We use a variety of marketing programs to build market awareness of our company, brand name and products. These programs include our own market research, product and strategy updates with industry analysts, public relations activities, direct mail programs, telemarketing, seminars, trade shows, reseller programs, speaking engagements and web site marketing. Our marketing organization also produces marketing materials to support sales campaigns to prospective customers.

Our marketing and sales strategy is composed of the following key elements:

Increase Focus on Consumer-Oriented Industries. We continue to focus on addressing the needs of large, consumer-oriented industries, particularly those in the communications, retail finance and insurance industries. We believe that our products are especially well-suited for these industries and that by focusing on these industries we can improve our sales execution and effectiveness. We have aligned our sales and marketing organizations with our core industry verticals. We have also developed focused marketing programs to target these industries. In 2003, we released our first industry-specific products for the retail finance and telecommunications industries. We released additional industry specific products in November 2004.

Develop and Extend Strategic Partnerships. To add value to our products and expand our distribution opportunities, we have developed strategic partnerships with systems integrators, hosted services providers and platform technology partners. These firms enhance our ability to sell our products by influencing customer decisions, offering proven implementation and integration capabilities and selling our products in regions and markets that we do not directly target.

•	Systems Integration Partners. Systems integrators assist companies in improving their business processes, selecting software products to automate those processes and implementing and integrating those software products. We have developed strategic partnerships with a number of systems integrators, including Accenture, BearingPoint, Cap Gemini, Deloitte Consulting, and IBM, among others. These firms often influence our customers’ purchasing decisions during sales cycles. We have trained consultants in these organizations to implement and operate our products, and over the past year, we have expanded our alliances management organization to better recruit, partner with and influence leading systems integrators.

•	ASP and Resellers. We have entered into distribution agreements under which we license software products to other vendors for sublicensing to their customers. We have also entered into outsourcing and application services provider, or ASP, agreements under which vendors install and use our software products to provide hosted CRM services to their customers over the Internet. We believe that these relationships extend our sales presence in new and existing markets. We currently have reseller relationships with Accenture, Epiphany Solutions Ltd., Harte-Hanks, Hewlett-Packard, IBM, Mitsucon, Satyam Computer Services and Unisys, among others. We currently have outsourcing or ASP relationships with Harte-Hanks, Knowledgebase Marketing and Merkle, among others.

•	Platform Partners. To help ensure that our products are compatible with industry standards and take advantage of current and emerging technologies, we have formed relationships with vendors of software and hardware technologies. We currently maintain relationships with vendors such as Avaya, BEA Systems, Business Objects, Cisco, Concerto Software, Genesys, Hewlett-Packard, IBM, Microsoft, Oracle, SmartPath and Sun Microsystems. Many of these companies voluntarily provide us with early releases of new products, education related to those products and in some cases, access to technical resources to facilitate adoption of their products. As a result, we are able to integrate our products with these vendors’ products and can anticipate required changes to our products based on new versions of these vendors’ products.

Expand Solution Selling Capabilities. We believe that customers in our target markets seek comprehensive solutions to their business problems rather than stand-alone, packaged software applications. To meet this demand, we market, sell and service our products as solutions consisting of Epiphany applications, third-party software components and consulting and integration services provided by both Epiphany and third party systems integration firms. Often, these solutions are designed around a specific business problem in a particular industry. We intend to expand our solution selling capabilities by leveraging our accumulated knowledge of business problems in our target industries and by enhancing the effectiveness of our partner relationships.

Maintain and Extend Technology Leadership. We believe that our underlying technology platform represents a significant competitive advantage. We intend to continue to invest in extending this advantage through additional research and development. Key components of our technology leadership include:

•	Customer Relationship Backbone. The data integration capabilities in our CRB enable our applications to obtain a single, consistent view of all customer information, whether that information is stored in a local database or in external systems. To accomplish this, CRB provides a “virtual” model of the application data and then maps the virtual model to the physical location of the data using open standards such as web services, as well as Enterprise Application Integration, or EAI, middleware from third-party vendors.

•	Java 2, Enterprise Edition. CRB is based on the Java 2 platform, Enterprise Edition, or J2EE, development framework and leverages web services standards. The Java platform contains an open standard programming language that is interoperable with most software and hardware platforms. These open standards enable us, our partners and our customers to produce software applications that are easier to develop, configure and integrate with existing systems. These systems could include third party software products or other Epiphany products, whether written natively in Java or in other programming languages.

•	Web Architecture. Our browser-based, web architecture allows all application functionality to be accessed through an easy-to-use web browser which requires no software installation on the user’s computer. Instead, application logic is managed on a central application server, or series of servers. As a result, systems administrators can make application changes in a single location and need not make numerous changes on each user’s desktop.

Maintain High Levels of Customer Satisfaction. Our success depends on our customers’ successful implementations of our products. To this end, we actively support our customers’ deployment efforts by providing Internet and telephone technical support and instructor-led training. We also assign an account management team to each customer typically consisting of a sales representative, a technical account manager and an executive sponsor.

Intellectual Property and Other Proprietary Rights

Our future success depends in part on the protection of our technology. To protect our technology, we rely on a combination of patent, copyright, trademark and trade secret laws, as well as contractual provisions and confidentiality procedures.

We hold thirteen United States patents, which expire between the years 2016 and 2020 and have applied for several other patents on our technology in the United States and internationally. We have also applied for trademarks in the United States and internationally. We also seek to protect our technology by entering into written agreements with customers and partners. Our customers who license our software products are required to sign a license agreement, which imposes restrictions on their use of our products and underlying technology. We also enter into confidentiality agreements with our employees, consultants and other third parties in order to restrict access to and use of our technology.

Competition

The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.

Enterprise Application Vendors. We compete principally with vendors of traditional CRM products, enterprise resource planning products and data analysis and marketing software. Our competitors include, among others, companies such as Chordiant, NCR, Oracle, PeopleSoft, SAP AG, SAS Institute, Siebel Systems and Unica. We compete on the basis of multiple factors, including: the depth of our product features, our integrated analytics, the open and flexible nature of our CRB architecture, the speed of implementation, scalability and ease of use.

Internal Development. Many of our customers and potential customers have in the past attempted to develop sales, marketing, customer service and employee relationship information systems in-house, either alone or with the help of systems integrators, sometimes relying on lower cost offshore information technology resources. Internal information technology departments have staffed projects to build and maintain their own systems utilizing a variety of tools. In some cases, such internal development projects have been successful in satisfying the needs of an organization, essentially replacing the need to license packaged CRM products.

Employees

As of December 31, 2004, we had 407 full-time employees. Of these employees, 145 were engaged in research and development, 100 were engaged in sales and marketing, 107 were engaged in professional and customer support services and 55 were engaged in general and administrative activities. Of these employees, 330 were located in the United States and 77 were located outside the United States. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http:///www.sec.gov) that contains reports, proxy and information statements and other information regarding Epiphany and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, on our website at www.epiphany.com.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks discussed below, together with all of the other information included in this Annual Report on Form 10-K before investing in Epiphany. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, may incur losses in the future and may not be able to achieve or sustain annual profitability.

We incurred net losses of $14.2 million for the year ended December 31, 2004, $24.2 million for the year ended December 31, 2003, and $71.7 million for the year ended December 31, 2002. We had an accumulated deficit of $3.5 billion as of December 31, 2004. We expect to continue to incur losses in the foreseeable future. These losses may be substantial and we may not be able to archive or sustain annual profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve and maintain profitability.

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

We have recently experienced price erosion with respect to particular products as new competitors enter the market and existing competitors reduce prices. Our strategy is to develop, market and support a broad set of customer relationship management products. If we are not able to effectively develop, market and support a diversified portfolio of products, or if we underinvest in one line of products while investing in others, thereby losing competitive technical superiority, our revenues and operating margins will be harmed.

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

In order to grow our business, we must generate, retain and strengthen relationships with third parties. To date, we have established relationships with several companies, including consulting organizations and system integrators that implement our software, including Accenture, BearingPoint, Cap Gemini, Deloitte Consulting, and IBM; resellers, including Accenture, Harte-Hanks, Hewlett-Packard, IBM, Mitsucon, Satyam Computer Services and Unisys; hardware and software technology partners, including BEA Systems, IBM, Microsoft, Oracle, SmartPath and Sun Microsystems, as well as outsourcing or application services providers that use our software products to provide hosted services to their customers over the internet, including Harte-Hanks, Knowledgebase Marketing and Merkle. If the third parties with whom we have relationships do not provide sufficient, high-quality service or integrate and support our software correctly, our revenues may be harmed. In addition, the third parties with whom we have relationships may offer products of other companies, including products that compete with our products. We typically enter into contracts with third parties that generally set out the nature of our relationships. Our contracts, however, do not typically require these third parties to devote substantial resources to promoting, selling or supporting our products. We, therefore, have little control over the actions of these third parties. We may not be able to generate and maintain relationships that offset the significant time and effort that are necessary to develop these relationships. In addition, our pricing policies and contract terms with our distribution partners are designed to support each partner with a minimum level of channel conflict. If we fail to minimize channel conflicts between our direct sales force and our channel partners, or among our channel partners, our operating results and financial condition could be harmed.

Development of in-house customer relationship management software by our potential customers could adversely affect the growth of our revenues.

Many of our customers and potential customers attempt to develop sales, marketing, customer service and employee relationship information systems in-house, either by themselves or with the help of third-party systems integrators, at times relying on lower cost offshore information technology personnel. In some cases, internal development projects have been successful in satisfying the needs of an organization and have obviated the need for our products within these organizations. To the extent that a large number of our potential customers develop in-house customer relationship management solutions, we may lose opportunities to increase our revenues and customer base and our business may suffer.

Variations in quarterly operating results may cause our operating results to fall below the expectations of market analysts and investors and our stock price to decline.

We expect our quarterly operating results to fluctuate. We believe, therefore, that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, and you should not rely on them to predict our future performance or the future performance of our stock price. Our short-term expense levels are relatively fixed and are based on our expectations of future revenues. As a result, a reduction in revenues in a quarter may harm our operating results for that quarter. Our quarterly revenues and operating results could vary significantly from quarter to quarter. If our operating results in future quarters fall below the expectations of market analysts and investors, the trading price of our common stock may fall. Factors that may cause our operating results to fluctuate on a quarterly basis or fall below the expectations of market analysts and investors in a particular quarter are:

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

Although no single customer accounted for more than 10% of total revenues for the three and twelve months ended December 31, 2004, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.

If our internal professional services organization does not provide implementation services effectively and according to schedule, our revenues and profitability would be harmed.

Customers that license our products typically require consulting and implementation services and can obtain them from our internal professional services organization, or from outside consulting organizations. When we are primarily responsible for implementation services, we generally recognize software license revenue as the implementation services are performed. If our internal professional services organization does not effectively implement our products, or if we are unable to maintain our internal professional services organization as needed to meet our customers’ needs, the recognition of revenue from such transactions will be delayed. In addition, our ability to sell software, and accordingly our revenues, will be harmed. We may be required to increase our use of subcontractors to help meet our implementation and service obligations, which would result in lower gross margins. In addition, we may be unable to negotiate agreements with subcontractors to provide a sufficient amount and quality of services. If we do not retain sufficient qualified subcontractors, our ability to sell software for which these services are required will be harmed and our revenues will suffer.

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

If the market for our products does not grow, our revenues may not increase.

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

We market and sell our products and services abroad. Our revenue from the sale of our products and services outside of the United States accounted for 35 percent of our total revenues in 2004. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

Our international business operations require a significant amount of attention from our management and substantial financial resources. As of December 31, 2004, we had 77 employees located in Europe and Canada.

If we do not to develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

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

If we do not to successfully develop and maintain products compatible with currently popular operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we do not obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products interface directly with a variety of other enterprise applications, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we do not enhance our software to interface with new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

If we do not enhance our market awareness and sales effectiveness, we will not be able to increase revenues.

In order to grow our business, we need to increase market awareness of our company and products and enhance the effectiveness and productivity of our direct sales force and indirect sales channels. If we do not do so, this could harm our revenues. We currently receive substantially all of our revenues from direct sales, but we may increase sales through indirect sales channels in the future.

If we acquire additional companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect our operating results.

In addition to the acquisitions that we have already completed, we may acquire or make investments in other complementary companies, services and technologies in the future. If we do not successfully integrate acquired technologies and employees, our business and operating results will be harmed. To successfully integrate acquired technologies and employees, we must:

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

From time to time, patent holders contact us for the purpose of licensing to us various intellectual property rights that they claim we infringe. We cannot assure you that the holder of such patents will not file litigation against us or that we would prevail in the case of such litigation. For example, in February 2005, New York University filed, but has not served, a complaint against us in United States District Court for the Southern District of New York, alleging patent infringement. Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or result in infringement claims against our licensees, giving rise to an obligation by us to indemnify and hold our licensees harmless against such claims. Further, in the event of a successful infringement claim, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction limiting or prohibiting the distribution or use of our products. A successful claim of patent or other intellectual property infringement against us could have an immediate material adverse effect on our business and financial condition.

If we are unable to protect our intellectual property rights, this inability could weaken our competitive position, reduce our revenues and increase our costs.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. For example, in May 2004, we filed an action in the San Mateo Superior Court for statutory and common law misappropriation of trade secrets, conversion and statutory unfair competition against two individual defendants and a private company comprised principally of our former employees. On June 10, 2004, the Court issued a preliminary injunction against all defendants prohibiting their use or disclosure of certain customer-related Epiphany proprietary information. On January 21, 2005, the Court ordered a second preliminary injunction against one of the individual defendants prohibiting the use or disclosure of certain Company-related information, and a consent judgment permanently enjoining such use or disclosure by the defendant has since been entered. Trial is currently set for May 23, 2005. If we fail to successfully enforce our intellectual property rights, our competitive position may be significantly harmed.

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

If we do not to manage reductions in the size of our business, our operating results will be harmed.

We recently restructured our operations by, among other things, reducing the size of our workforce. Although we have significantly reduced our expenses, we may need to further reduce expenses in the future. If we are unable to effectively address the effects of reducing the workforce, such as the deterioration of employee morale and productivity, unfavorable publicity and the general reduction of available human resources, our business may be harmed. In addition, future expansion in the size of our business, if any, will require that we hire, train and integrate new personnel in key areas. If future expansion becomes necessary and we are unable to successfully expand our workforce, our revenues will be harmed.

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

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Epiphany.

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

Item 2. Properties

We currently lease approximately 50,000 square feet of office space for our headquarters in one building in San Mateo, California. We also lease approximately 35,000 square feet of office space in three other buildings in San Mateo, California. In addition, we lease sales and support offices in or near Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Philadelphia, Seattle and Toronto that comprise approximately 122,000 square feet. We also lease sales and support offices outside of North America including locations in Australia, France, Spain, Switzerland, the Netherlands and the United Kingdom that total approximately 33,000 square feet. Approximately 64% of the square footage of our U.S. facilities is currently subleased to third parties and approximately 6% is available for sublease. Approximately 32% of the square footage of our international facilities is currently subleased to third parties and 38% is available for sublease. We believe that our facilities are adequate to meet our current and anticipated business needs.

Item 3. Legal Proceedings

As of the date hereof, there is no material litigation pending against us. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition. Note also our disclosure concerning legal proceedings in Note 6 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock has been traded on the Nasdaq Stock Market’s National Market under the symbol “EPNY” since September 22, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq Stock Market’s National Market:

	High	Low
Fourth Quarter 2004	$4.86	$4.08
Third Quarter 2004	$4.53	$3.47
Second Quarter 2004	$7.95	$4.38
First Quarter 2004	$8.83	$6.75
Fourth Quarter 2003	$8.30	$5.19
Third Quarter 2003	$6.17	$4.44
Second Quarter 2003	$5.83	$3.92
First Quarter 2003	$5.47	$3.97

The last reported sale price for our common stock on the Nasdaq Stock Market’s National Market on January 31, 2005 was $4.29 per share.

Shareholders

As of January 31, 2005, there were 501 holders of record of our common stock. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared nor paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information under the heading “Equity Compensation Plans” in our proxy statement.

Stock Repurchase Program

In October 2004, our board of directors authorized a stock repurchase program to acquire up to $30 million worth of our outstanding shares of common stock in the open market. As of December 31, 2004, we had not yet repurchased any shares under this program.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data (in thousands, except per share amounts):
Revenues	$79,293	$96,132	$83,830	$128,830	$130,846
Cost of product license	1,566	1,557	1,297	2,016	1,209
Cost of services	22,091	28,825	31,463	56,320	57,661
Amortization of purchased technology	679	4,808	9,727	32,695	25,690
Gross profit	54,957	60,942	41,343	37,799	46,286
Restructuring charges	579	3,929	16,086	42,971	—
In-process research and development charge	—	—	—	—	47,000
Amortization and write-down of goodwill and purchased intangibles	—	261	855	2,464,504	671,416
Loss from operations	(18,405)	(28,967)	(77,319)	(2,624,384)	(791,624)
Net loss	(14,156)	(24,244)	(71,690)	(2,609,435)	(768,478)
Basic and diluted net loss per share	$(0.19)	$(0.33)	$(1.00)	$(38.25)	$(13.71)
Shares used in computing basic and diluted net loss per share (1)	75,818	73,499	71,711	68,224	56,038

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data (in thousands):
Cash, cash equivalents and investments in marketable securities	$149,170	$157,580	$162,714	$313,702	$390,234
Working capital	132,189	130,463	129,497	281,964	368,123
Long-term investments	96,404	105,171	115,068	—	—
Total assets	354,219	376,999	403,267	465,855	2,995,074
Long-term obligations, net of current portion	16,136	20,674	25,236	23,926	618
Total stockholders’ equity	$304,310	$311,969	$329,382	$391,392	$2,938,191

(1)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the calculation of shares used in computing per share data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of expenses or other financial items; statements regarding our plans, strategies, and objectives for future operations, including the timing, execution costs and potential cost-savings of restructuring plans; statements concerning proposed new products, services, developments, or the anticipated performance of products or services; statements regarding the financial statement impact of FAS 123R; statements regarding our ability to meet our liquidity needs; statements regarding receipt of future sublease income; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in this annual report and the risks discussed from time to time in our other public filings. We assume no obligation to update any forward-looking statements.

Overview

Background

We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, professional services and maintenance fees. In September 1999 and January 2000 we raised approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions using stock consideration including the acquisition of RightPoint Software, Inc., Octane Software, Inc. and Moss Software, Inc. We grew our revenues from $3 million in 1998 to $19 million in 1999 and $131 million in 2000. However, in 2001 a general economic slowdown resulted in a reduction in technology spending worldwide. As a result, we began restructuring our worldwide operations to reduce costs and improve efficiencies during 2001 and recorded our first restructuring charge. Also during 2001, we reviewed the fair value of our purchased intangible assets recorded through the acquisitions discussed above and recorded a $1.7 billion impairment charge to write these assets down to their fair values. Our revenues declined to $129 million in 2001 and $84 million in 2002. We increased revenue to $96 million in 2003 on the strength of the release of our E6 suite of products.

The general economic slowdown has continued to apply substantial pressure on the CRM industry. Small competitors are facing weakening financial condition which has resulted in competitive pricing pressures. In addition, the consolidation of software vendors and the resulting volatility in the marketplace has further delayed technology spending decisions for some of our potential customers. These factors have combined to result in longer than expected sales cycles and lower average selling prices for license transactions. In addition, we experienced poor sales productivity in North America during 2004, in part, because of the general IT spending environment and attrition within our sales personnel including the departure of our Senior Vice President of Worldwide Field Operations in July 2004.

As a result of these factors, we experienced a decline in revenues to $79 million in 2004. We have continued to focus on cost containment and as a result have reduced our net losses from $72 million in 2002 to $24 million 2003 and $14 million in 2004.

Performance Indicators, Opportunities and Risks

We believe the key indicators of our operating performance and financial condition are annual product license revenues and net income (loss). We believe our future profitability and success is more dependent upon growth in our product license revenues and total revenues than further cost containment initiatives. We are focusing our marketing and sales efforts on certain vertical industries, including communications, retail finance and insurance, in which we have historically had success. We believe that focusing our marketing and sales efforts on these industries will allow us to enhance our sales effectiveness and leverage our technological advantages with customers who are more likely to understand the benefits that our products offer. The growth of our product license revenues and our total revenues will be dependent upon IT and CRM spending by large enterprises, our relationships with key partners including systems integrators, our ability to compete effectively against significant competitors, improved market awareness and enhanced sales effectiveness primarily within our key vertical industries.

Sources of Revenue

We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through December 31, 2004, substantially all of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

Customers generally require consulting and implementation services, which include evaluating their business needs, identifying the data sources necessary to meet these needs and installing the software solution in a manner that fulfills their requirements. Customers can purchase these services directly from third party consulting organizations, such as Accenture, BearingPoint, Cap Gemini, Deloitte Consulting, or IBM. Alternatively, customers can purchase these services directly from us through our internal professional services organization, Epiphany Consulting. We generate services revenues primarily by providing assistance to third party consulting organizations through the implementation lifecycle. Consulting and implementation services are generally sold to customers on a time and expense basis. We have also historically supplemented the capacity of our internal professional services organization by subcontracting some of these services to third party consulting organizations.

Maintenance services are generally sold under services agreements which are renewed annually with the customer. Under these agreements, we provide customers with technical support as well as software updates if and when they are made generally available during the term of the agreement.

Cost of Revenues and Operating Expenses

Cost of revenues includes the cost of product license revenues, the cost of services revenues, the cost of maintenance revenues and the amortization of purchased technology. Our cost of product license revenues primarily consists of license fees payable to third parties for technology integrated into our products. Our cost of services and cost of maintenance revenues primarily consist of salaries and related expenses and an allocation of facilities, information technology, communications and depreciation expenses. Cost of services revenues also includes the cost of reimbursable expenses incurred by our professional services organization. and the cost of subcontracting professional services from third party consulting organizations. Amortization of purchased technology represents the cost of technology acquired through our business acquisitions recognized as expense over the respective estimated useful lives of such assets. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facilities, information technology, communications and depreciation expenses.

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

We use the residual method to recognize revenue from a license arrangement with multiple elements when vendor specific objective evidence (“VSOE”) of fair value exists for all the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. VSOE of the fair value of undelivered elements is based on normal pricing for those elements when sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Maintenance services are typically an undelivered element of our license arrangements. The determination as to whether VSOE of fair value exists for our maintenance services requires significant judgment. If we determined that VSOE of fair value did not exist for maintenance services, we would be required to defer revenue recognition and would, generally, recognize revenue ratably over the customer’s maintenance term which is typically one year.

To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout most of the three years ended December 31, 2004, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements. This trend reversed temporarily during the second half of 2002 and during this time we were responsible for the implementation on the majority of contracts. This temporary change was primarily due to a major product release on which third-party consulting organizations were not yet trained and resulted in a greater percentage of revenue being recognized under SOP 81-1 in the second half of 2002 and the first half of 2003. On an annual basis, approximately 10%, 24% and 19% of license revenue was recognized under SOP 81-1 during 2004, 2003 and 2002, respectively.

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

Acquisitions, Goodwill and Purchased Intangible Assets

We record goodwill and purchased intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including purchased intangible assets, and the remaining amount is classified as goodwill. Certain purchased intangible assets such as purchased technology and customer lists are amortized to cost of revenues and operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill arising from purchase transactions is not amortized to expense, but rather periodically assessed for impairment. The allocation of the acquisition cost to purchased intangible assets and goodwill, therefore, has a significant impact on our operating results. The allocation process involves an extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

Our net goodwill asset was $81.5 million as of December 31, 2004. We perform an annual impairment test on goodwill. We also perform an impairment test on goodwill and purchased intangible assets when events occur or circumstances change that would more likely than not reduce the fair value of these previously recorded intangible assets. If the fair value of such assets is considered to be reduced, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write-downs of goodwill and purchased intangible assets. We performed an annual impairment test on December 31, 2004, 2003 and 2002 and determined that no impairment existed at those times.

Restructuring Charges

As discussed in Note 5 of Notes to Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with the abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. We recorded adjustments to the restructuring accrual during 2004 and 2003 of $0.7 million and $2.6 million, respectively. If the real estate market worsens and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $21.4 million relates entirely to lease abandonment costs at December 31, 2004 and is net of $28.1 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $13.1 million represents future sublease income due under non-cancelable subleases and $15.0 million represents our estimate of future sublease income from excess facilities that we expect to sublease in the future.

Future expected payments of lease costs net of contractual and projected sublease receipts which have been included in our accrued restructuring costs are as follows (in thousands):

Year Ended December 31,	Lease Costs
2005	$5,532
2006	2,453
2007	1,979
2008	2,005
2009	2,024
2010 and thereafter	7,444

$21,437

On February 15, 2005, we adopted a restructuring plan designed to reduce operating expenses and to further focus our resources on our core markets. See further discussion under Results of Operations, below.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to FASB Statement No. 123, Share-Based Payment (“FASB No. 123R”) which eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value method. This statement is effective on July 1, 2005 and allows companies to choose between the following methods of adoption: (i) A “modified prospective” method in which compensation cost is recognized beginning with the effective date, or (ii) A “modified retrospective” method which permits entities to restate prior period financial statements based on the amounts previously disclosed in the footnotes to the financial statements under Statement 123. This restatement may be applied to either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Had we adopted FASB No. 123R in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

Revenues

The following table sets forth our revenues, expressed both in absolute dollars and as a percentage of total revenues, for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Revenues:
Product license	$28,483	36%	$43,505	45%	$33,788	40%
Services	20,391	26%	24,108	25%	24,785	30%
Maintenance	30,419	38%	28,519	30%	25,257	30%

	$79,293	100%	$96,132	100%	$83,830	100%

The following table sets forth our revenues by geography, both in absolute dollars and expressed as a percentage of total revenues, for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
North America	$52,763	67%	$68,905	72%	$58,870	70%
Europe	24,947	31%	19,898	21%	17,294	21%
Rest of World	1,583	2%	7,329	7%	7,666	9%

	$79,293	100%	$96,132	100%	$83,830	100%

Total revenues for 2004 decreased by $16.8 million, or 18%, compared to 2003. Excluding the impact of foreign currency fluctuations, the decrease was approximately 20%. These foreign currency fluctuations were a result of sales recorded in foreign currencies, particularly the British Pound and the Euro, which were stronger relative to the U.S. dollar during 2004 compared to 2003. Total revenues for 2003 increased by $12.3 million, or 15%, as compared with total revenues for 2002. Excluding the impact of foreign currency fluctuations, the increase was approximately 11%.

Product license revenues for 2004 decreased by $15.0 million, or 35%, compared to the prior year. The decrease in product license revenues for 2004 is due primarily to fewer license sales in North America, particularly in connection with the sale of our Epiphany Marketing products. The decrease in license sales resulted from a number of factors including continued economic weakness in the technology sector, poor sales productivity, and due in part to turnover in our sales organization including the loss of our Senior Vice President of Worldwide Field Operations.

Product license revenues for 2003 increased by $9.7 million, or 29%, over product license revenues for 2002. Following the release of E6 in September 2002, we sold several licenses for which we were responsible for the implementation of the software. The revenue on these transactions was recognized using the percentage of completion method under SOP 81-1 and contributed to the increase in revenues in 2003 compared to 2002. The increase in product license revenues was also the result of an increase in the total number of product license sales. Specifically, we increased our focus on our primary geographies, North America and Europe, and on product markets we believe are important to our future revenue growth. During 2003, markets outside of North America and Europe were transitioned to an indirect sales model under our restructuring plan to reduce sales and marketing costs. As a result, product license sales in regions outside of North America and Europe decreased compared to 2002. These decreases were offset by increases in product license sales in North America and Europe.

Services revenues consist of revenue from professional services and training services. Services revenues for 2004 and 2003 decreased by $3.7 million, or 15%, and $0.7 million, or 3%, over 2003 and 2002, respectively. The decrease in 2004 resulted from fewer services rendered due to a decrease in product sales. In addition, the number of customers contracting directly with third party integrators increased during 2003 and 2004 contributing to declining services revenues over this two year period.

Maintenance revenues consist of revenues from technical support and product updates. Maintenance revenues for 2004 and 2003 increased by $1.9 million, or 7%, and $3.3 million, or 13%, over 2003 and 2002, respectively. The increase in maintenance revenues in both of these periods was primarily attributable to maintenance contracts sold with new licenses in addition to maintenance agreement renewals by our existing installed base.

The relative amount of license revenues as compared to services and maintenance revenues has varied historically depending on the extent to which third party consulting organizations have been engaged directly by customers to provide professional services, the nature of products licensed, the complexity of our customers’ information technology environment, the resources allocated by customers to implementation projects, the scope of licensed rights and the growth of maintenance contracts on previously licensed products relative to new license sales. Services and maintenance revenues have substantially lower margins than product license revenues. This is especially true when we are required to subcontract with consulting organizations to supplement our internal professional services organization. To the extent that services and maintenance revenues become a greater percentage of our total revenues, our overall gross margins will decline.

Deferred revenue decreased to $14.0 million as of December 31, 2004 from $19.2 million as of December 31, 2003. This balance consists of fees collected from customers for which revenue has not been recognized. Deferred revenue fluctuates due to several factors including the amount of revenue recognized under SOP 81-1, the timing of collections from customers and the timing of customer renewals for annual maintenance agreements. The decrease in deferred revenue as of December 31, 2004 compared to the prior year is primarily due to lower collection rates on maintenance renewals in the fourth quarter of 2004 compared to the fourth quarter of 2003. These collection rates were lower as a result of a higher percentage of maintenance renewals which were closed and invoiced during the final month of the quarter. The decrease in deferred revenue was also due to a decrease in the number of product license sales as well as an increase in the number of software product sales implemented by third-party organizations which generally cause revenue to be recognized at the time of the sale and not deferred to future periods. As a result, deferred license revenue decreased to $2.4 million as of December 31, 2004 from $4.5 million as of December 31, 2003.

Cost of Revenues

The following table sets forth our cost of revenues and gross profit, expressed both in absolute dollars and as a percentage of total revenues, for the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Cost of revenues:
Product license	$1,566	2%	$1,557	2%	$1,297	2%
Services	16,406	21%	23,079	24%	24,900	30%
Maintenance	5,685	7%	5,746	6%	6,563	7%
Amortization of purchased technology	679	1%	4,808	5%	9,727	12%

	24,336	31%	35,190	37%	42,487	51%

Gross profit	$54,957	69%	$60,942	63%	$41,343	49%

The cost of revenues decreased in 2004 from 2003 due primarily to decreases in the cost of services revenues and the amortization of purchased technology. Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements and, as a percentage of license revenues, has not been significant to date.

Cost of services revenues consist primarily of personnel and related costs of providing professional services and training services. The decrease in the cost of services revenues in 2004 compared to the prior years was due primarily to reductions in the number of internal professional services employees as well as reductions in the allocated overhead and facilities costs. During 2004, the number of services employees decreased as a result of the increase in the number of software product sales which were implemented by third-party integrators and allocated overhead and facilities costs decreased due primarily to the expiration of facilities leases. During 2003, the decrease in the number of services employees and the decrease in allocated overhead and facilities costs was due primarily to the restructuring of our operations. The number of professional services employees decreased from 96 at December 31, 2002, to 85 at December 31, 2003 to 69 at December 31, 2004.

Cost of maintenance revenues consist primarily of personnel and related costs of providing customer telephone support services under maintenance agreements. The decrease in cost of maintenance revenues for 2003 compared to 2002 was due primarily to a decrease in the number of customer support personnel and lower facilities and overhead cost allocations. The number of services employees decreased from 38 at December 31, 2002, to 32 at December 31, 2003 and increased to 38 at December 31, 2004.

The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of RightPoint, Octane, iLeverage, eClass Direct, Moss and certain intellectual property assets of Radnet. The decrease in amortization of purchased technology from 2003 to 2004 was due to the full amortization of assets related to the Moss and Radnet acquisitions during 2004. The decrease in amortization from 2002 to 2003 was primarily due to the full amortization of assets related to RightPoint, Octane and eClass Direct during 2003. All purchased technology assets were fully amortized as of March 31, 2004.

Operating Expenses

Research and Development

The following table sets forth our research and development expenses for the years ended December 31, 2004, 2003 and 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Research and development	$25,456	32%	$31,471	33%	$34,024	41%

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. The decreases in 2004 and 2003 were due primarily to reductions in the number of research and development employees as well as lower facilities and overhead expenses. The number of research and development employees decreased from an annual average of 170 in 2002 to 158 in 2003 to 139 in 2004. All of the decreases in headcount related to voluntary and other non-restructuring terminations. The decrease in facilities and overhead expenses in 2004 was due primarily to the termination of facilities leases which were not included in restructuring as well as a decrease in depreciation expense resulting primarily from lower headcount. The decrease in facilities and overhead expenses in 2003 was due primarily to decreases in facilities costs as a result of our restructuring activities and a decrease in depreciation expense resulting primarily from lower headcount.

Sales and Marketing

The following table sets forth our sales and marketing expenses for the years ended December 31, 2004, 2003 and 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Sales and marketing	$34,907	44%	$43,208	45%	$54,319	65%

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decreases in 2004 and 2003 were primarily due to a reduction in the number of sales and marketing employees, a decrease in sales commission expense and a decrease in facilities and overhead expenses. The number of sales and marketing employees decreased from an annual average of 183 in 2002 to 123 in 2003 to 106 in 2004. Of the total reduction, 12 related to the restructuring of our operations in 2003 and the remainder related to voluntary and other terminations. Sales commission expense decreased due to a decrease in product license revenues. The decreases in facilities and overhead expenses in 2004 and 2003 were due to the same factors described above.

General and Administrative

The following table sets forth our general and administrative expenses for the years ended December 31, 2004, 2003 and 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
General and administrative	$12,360	16%	$10,985	11%	$12,713	15%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The increase in 2004 compared to the prior year was primarily due to an increase in legal, audit and accounting costs. Legal expenses increased primarily as a result of increased litigation costs associated with a legal action filed by us against a private third party to protect our intellectual property rights. Audit and accounting costs increased primarily as a result of activities associated with our compliance with the Sarbanes-Oxley Act of 2002. Excluding these legal, audit and accounting costs, a portion of which we expect to be non-recurring, our general and administrative expenses for 2004 would have been lower than expenses in 2003. The decrease in general and administrative expenses in 2003 compared to 2002 was primarily due to a reduction in the number of general and administrative employees, lower overhead and facilities costs as a result of our restructuring plans, as well as a reduction in spending on external legal services. The number of general and administrative employees decreased from 71 at December 31, 2002 to 53 at December 31, 2003, and increased to 55 at December 31, 2004. Of the reduction in headcount in 2003, three terminations related to the restructuring of our operations and the remainder related to voluntary and other terminations.

Restructuring Charges

The following table sets forth our restructuring charges for the years ended December 31, 2004, 2003 and 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Restructuring charges	$579	1%	$3,929	4%	$16,086	19%

In 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align our cost structure to current market conditions. In accordance with applicable accounting literature, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges. No significant adjustments have been made to the initial estimated severance charges. See Note 5 in Notes to Consolidated Financial Statements for more details.

Restructuring charges recorded during 2004 relate to changes in estimated lease costs related primarily to facilities located in Illinois, California, and the United Kingdom. Restructuring charges recorded in the prior year relate to severance and related charges under Plan 3 and adjustments to previously recorded restructuring estimates to reflect changes in estimated lease costs related to facilities located in Boston, Massachusetts.

On February 15, 2005, we adopted a restructuring plan designed to reduce operating expenses and to further focus our resources on our core markets. The restructuring charge under this plan is estimated to be up to $4.5 million and is expected to be incurred principally in the first and second quarter of 2005. Of the $4.5 million, $3.5 million is expected to be attributable to lease termination costs and $1.0 million is attributable to one-time severance costs. See Note 13 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

The following table sets forth our stock-based compensation expenses for the years ended December 31, 2004, 2003 and 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Stock-based compensation	$60	—%	$55	—%	$665	1%

Stock-based compensation consists of amortization of deferred compensation in connection with restricted stock or stock options granted to employees at prices below the deemed fair market value of our common stock at the date of grant. This amount is being amortized over the respective vesting periods of these equity instruments in a manner consistent with Financial Accounting Standards Board Interpretation No. 25. See Notes 2 and 7 of Notes to Consolidated Financial Statements for further discussion regarding the accounting treatment for stock-based compensation.

We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”),

“Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of our stock and the exercise price of the option on the date of grant, if any. Had we recognized stock-based compensation expense under SFAS 123, our stock-based compensation expense would have been $15.6 million, $35.0 million and $62.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of FASB No. 123R issued in December 2004, we will be required to calculate and record stock-based compensation expense in our financial statements upon adoption of the pronouncement beginning in the third quarter of 2005. FASB No. 123R requires stock-based compensation expense to be calculated in a manner similar to that currently required for footnote disclosure under SFAS 123. Although our future stock-based compensation expense is contingent upon future option grants, employee terminations and other events, we expect our stock-based compensation expense to increase significantly upon the adoption of this new accounting pronouncement. See Critical Accounting Policies above for further discussion regarding the fair value method of accounting for stock-based compensation.

Other Income, Net

The following table sets forth our other income, net for the years ended December 31, 2004, 2003 and 2002, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Years Ended December 31,
	2004		2003		2002
Other income, net	$4,417	6%	$5,249	5%	$5,834	7%

The decrease in 2004 was due primarily to the recognition of $0.8 million in other income in 2003 as a result of the termination of a partner agreement executed in October 1999 by an acquired company. The decrease in 2003 compared to 2002 was due to decreases in interest income resulting primarily from decreases in the average rate of return on our investments as well as lower average cash and investment balances. The decrease in interest income from 2002 to 2003 was offset, in part, by $0.8 million of non-recurring other income discussed above.

Liquidity and Capital Resources

Cash Flow

As of December 31, 2004, our primary sources of liquidity consisted of $149.2 million in cash, cash equivalents and investments in marketable securities and $96.4 million in long-term investments for a total of $245.6 million in unrestricted cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

Net cash used in operating activities totaled $23.9 million in 2004 compared to $20.9 million used in 2003 and $41.7 million used in 2002. Although our net loss decreased by $10.1 million in 2004 versus 2003, cash used in operations increased by $3.0 million for 2004 compared to 2003 due primarily to a reduction in current liabilities such as restructuring charges, accrued liabilities and deferred revenue. Our net loss decreased in 2004 compared to 2003 due to a reduction in non-cash charges such as the amortization of purchased technology and depreciation as well as a reduction in cash-based expenses. Our cash-based expenses decreased in 2004 from 2003 primarily due to our continued focus on cost controls and restructuring activities completed in early 2003. Net cash used in operating activities in 2003 decreased from 2002 due primarily to a reduction in our net loss adjusted for non-cash charges such as the amortization of purchased intangibles.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will comprise a significant expenditure of our current cash resources. As a result, our net operating cash flows will depend on the level of future revenues and our ability to effectively manage our other costs.

Net cash provided by investing activities totaled $3.5 million for 2004 compared to net cash used in investing activities of $3.7 million in 2003 and net cash provided by investing activities of $5.7 million in 2002. Cash provided by investing activities during 2004 and 2002 resulted primarily from maturities of investments exceeding purchases of investments. Cash used in investing activities in 2003 resulted primarily from the net movement from cash and cash equivalents to investments for the purpose of increasing interest income. Investments purchased are primarily comprised of government sponsored enterprises, auction rate municipal securities and corporate debt securities with maturities which do not exceed 24 months. To a lesser extent, cash was used in each of the three years ending December 31, 2004 for the purchase of property and equipment.

Net cash provided by financing activities totaled $8.0 million, $7.6 million and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash provided by financing activities for each period resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options as well as the issuance of common stock in connection with our employee stock purchase plan.

In October 2004, our board of directors authorized a program to repurchase up to $30 million of our outstanding common stock. Although we may utilize cash during 2005 for the purpose of stock repurchases, the timing of stock repurchases as well as the total amount of cash used for stock repurchases depends on several factors including our stock price, corporate and regulatory requirements and general business and market conditions.

Restricted Cash and Investments

From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash, cash equivalents and investments and are recorded as restricted cash and investments in the balance sheet. As of December 31, 2004, we had $5.7 million of restricted cash and investments, $0.3 million of which was classified as short-term and related to facility lease agreements that have expiration dates in 2005, and $5.4 million of which was classified as long-term and related to facility lease agreements that have expiration dates greater than twelve months from December 31, 2004.

Contractual Obligations

Our contractual obligations as of December 31, 2004 were comprised of operating leases, purchase obligations and long-term liabilities:

Operating Leases. We lease certain facilities under operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of December 31, 2004 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Sublease Income Receivable	Total, Net
2005	$9,407	$(2,277)	$7,130
2006	6,522	(1,503)	5,019
2007	6,561	(1,429)	5,132
2008	6,655	(1,287)	5,368
2009	6,773	(1,252)	5,521
2010 and thereafter	16,975	(3,178)	13,797

	$52,893	$(10,926)	$41,967

Net operating lease commitments shown above include $27.9 million of operating lease commitments under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of December 31, 2004. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

Purchase Obligations. Our purchase obligations are comprised primarily of agreements for the purchase of telecommunications services and other miscellaneous consulting services. These commitments total less than $2.0 million in each of 2005 and 2006.

Long-term Liabilities. As of December 31, 2004, we had long-term liabilities of $0.2 million. These amounts are payable in 2006.

We believe that our cash, cash equivalents and investment balances will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to liquidate our long-term investments, issue additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. Financing arrangements may not be available in amounts or on terms acceptable to us in the future.

Off-Balance Sheet Arrangements

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, typically pro-rated over a five-year period. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2004 or December 31, 2003 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund.

During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of our Japanese subsidiary, Epiphany Software, K.K. (“Epiphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants would be submitted within 6 months, and others within two years, from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to our financial condition, results of operations or cash flows for the year ended December 31, 2004. As of December 31, 2004, no claims have been submitted under this agreement.

We indemnify our directors and officers in their capacity as such. To date, we have not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the year ended December 31, 2004.

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to FASB Statement No. 123, Share-Based Payment (“FASB No. 123R”) which eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value method. This statement is effective on July 1, 2005 and allows companies to choose between two of the following methods of adoption: (i) A “modified prospective” method in which compensation cost is recognized beginning with the effective date, or (ii) A “modified retrospective” method which permits entities to restate prior period financial statements based on the amounts previously disclosed in the footnotes to the financial statements under Statement 123. This restatement may be applied to either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Had we adopted FASB No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share as described in Note 2 of Notes to Consolidated Financial Statements.

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not expect the adoption of Statement 153 to have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“FAS 109-2”) The AJCA introduces an 85% dividends received deduction for a limited time on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. We are currently in a net loss position in our foreign operations and have substantial net operating losses both in the U.S. and abroad that can be used to offset taxable income for many years. As a result, we do not expect FAS 109-2 to have a material impact on our financial condition, results of operations or cash flows. See further discussion of our income tax position in Note 8 Notes to Consolidated Financial Statements.

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

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of December 31, 2004, we had international operations principally in Europe and Canada and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our cash and investment balances has therefore not been material. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

As of December 31, 2003, unrealized gains on our investments totaled $0.4 million. Due primarily to an increase in interest rates, the market value of our portfolio declined during 2004 resulting in unrealized losses of $1.2 million as of December 31, 2004. This impairment in the fair value of our investments will recover over time as the investments reach maturity. We have the ability and the intent to hold these impaired investments until the majority of the unrealized losses are recovered. As such, we do not believe that we will recognize material losses on these investments in the future.

As of December 31, 2004, we held $18.1 million in cash and cash equivalents consisting of highly liquid short-term investments having maturity dates of no more than 90 days from the date of purchase. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.2 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash, cash equivalents and restricted cash.

As of December 31, 2004, we held $227.5 million in investments in marketable securities and long-term investments, each of which consisted of taxable fixed income securities. These securities either have maturity dates between three months and two years from the date of purchase or are auction rate securities. These auction rate securities have maturity dates of grater than 10 years, however, we classify them as investments in marketable securities because they have reset dates of less 45 days and we have the ability and intent to sell them in less than one year from their purchase dates. A decline in interest rates over time would reduce our interest income from our investments in marketable securities and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.3 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $1.9 million. Alternatively, a decrease in interest rates over time would cause the fair market value of our portfolio to increase. An immediate and uniform decrease in interest rates of 100 basis points would cause the fair market value of these items to increase by approximately $1.9 million.

As of December 31, 2004, we did not have any outstanding debt.

The following summarizes our investments, weighted average yields and expected maturity dates as of December 31, 2004 (in thousands, except interest rates):

	2005	2006	Thereafter	Total
Commercial paper	$—	$—	$—	$—
Weighted average yield	—	—	—	—
Corporate bonds	$36,267	$19,946	$—	$56,213
Weighted average yield	1.86%	2.33%	—	2.03%
Government notes/bonds (1)	$45,523	$76,458	$—	$121,981
Weighted average yield	2.15%	2.59%	—	2.42%
Auction rate securities (2)	$49,300	$—	$—	$49,300

Weighted average yield	2.40%	—	—	2.40%

Total investment securities	$131,090	$96,404	$—	$227,494

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.
(2)	Auction rate securities consist primarily of taxable municipal bonds having reset dates of less than 45 days. A significant portion of our investments in marketable securities consist of these instruments as they typically provide a higher rate of return than money market funds while maintaining a low level of risk and a high degree of liquidity.

Item 8. Financial Statements and Supplementary Data

EPIPHANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Epiphany, Inc.

We have audited the accompanying consolidated balance sheets of Epiphany, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epiphany, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Epiphany’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders’ of

Epiphany, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Epiphany, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Epiphany’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Epiphany, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Epiphany, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Epiphany, Inc. and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

March 9, 2005

EPIPHANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$18,080	$30,468
Investments in marketable securities	131,090	127,112
Accounts receivable, net of allowance for doubtful accounts of $1,108 and $1,609	11,677	10,688
Prepaid expenses and other current assets	4,849	5,825
Short-term restricted cash and investments	266	726

Total current assets	165,962	174,819
Long-term investments	96,404	105,171
Long-term restricted cash and investments	5,432	7,274
Property and equipment, net	4,621	6,710
Goodwill, net	81,499	81,499
Purchased intangibles, net	—	679
Other assets	301	847

	$354,219	$376,999

Current liabilities:
Accounts payable	$1,194	$1,367
Accrued compensation	5,850	8,536
Accrued other	7,186	8,081
Current portion of restructuring costs	5,532	7,215
Deferred revenue	14,011	19,157

Total current liabilities	33,773	44,356
Restructuring costs, net of current portion	15,904	20,489
Other long-term liabilities	232	185

Total liabilities	49,909	65,030

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; Authorized—25,000 shares; None issued and outstanding	—	—
Common stock, $0.0001 par value; Authorized—500,000 shares; Issued and outstanding—76,924 and 74,722 shares as of December 31, 2004 and 2003	7	7
Additional paid-in capital	3,831,571	3,822,361
Accumulated other comprehensive income (loss)	(2,230)	(683)
Deferred compensation	(1,166)	—
Accumulated deficit	(3,523,872)	(3,509,716)

Total stockholders’ equity	304,310	311,969

	$354,219	$376,999

The accompanying notes are an integral part of these consolidated financial statements.

EPIPHANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenues:
Product license	$28,483	$43,505	$33,788
Services	20,391	24,108	24,785
Maintenance	30,419	28,519	25,257

	79,293	96,132	83,830

Cost of revenues:
Product license	1,566	1,557	1,297
Services	16,406	23,079	24,900
Maintenance	5,685	5,746	6,563
Amortization of purchased technology	679	4,808	9,727

	24,336	35,190	42,487

Gross profit	54,957	60,942	41,343

Operating expenses:
Research and development	25,456	31,471	34,024
Sales and marketing	34,907	43,208	54,319
General and administrative	12,360	10,985	12,713
Restructuring charges	579	3,929	16,086
Amortization of purchased intangibles	—	261	855
Stock-based compensation	60	55	665

Total operating expenses	73,362	89,909	118,662

Loss from operations	(18,405)	(28,967)	(77,319)

Other income, net	4,417	5,249	5,834

Net loss before provision for taxes	(13,988)	(23,718)	(71,485)

Provision for taxes	168	526	205

Net loss	$(14,156)	$(24,244)	$(71,690)

Basic and diluted net loss per share	$(0.19)	$(0.33)	$(1.00)

Shares used in computing basic and diluted net loss per share	75,818	73,499	71,711

The accompanying notes are an integral part of these consolidated financial statements.

EPIPHANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2001	70,972	7	3,807,410	(778)	(564)	(901)	(3,413,782)	391,392
Exercise of common stock options	667	—	2,680	—	—	—	—	2,680	—
Issuance of common stock under employee stock purchase plan	1,222		5,166	—	—	—	—	5,166	—
Repurchase of stock	(41)	—	(127)	—	—	—	—	(127)	—
Payments received on notes receivable	—	—	—	222	—	—	—	222	—
Deferred stock compensation	—	—	87	—	—	180	—	267	—
Amortization of deferred stock compensation	—		—	—	—	612	—	612	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	208	—	—	208	208
Unrealized gain on investments	—	—	—	—	652	—	—	652	652
Net loss	—	—	—	—	—	—	(71,690)	(71,690)	(71,690)

Total comprehensive loss									(70,830)

Balance at December 31, 2002	72,820	7	3,815,216	(556)	296	(109)	(3,485,472)	329,382

Exercise of common stock options	755	—	3,290	—	—	—	—	3,290	—
Issuance of common stock under employee stock purchase plan	1,148	—	3,947	—	—	—	—	3,947	—
Repurchase of stock	(1)	—	(38)	—	—	—	—	(38)	—
Payments received on notes receivable	—	—	—	556	—	—	—	556	—
Deferred stock compensation	—	—	(54)	—	—	—	—	(54)	—
Amortization of deferred stock compensation	—	—	—	—	—	109	—	109	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(737)	—	—	(737)	(737)
Unrealized loss on investments	—	—	—	—	(242)	—	—	(242)	(242)
Net loss	—	—	—	—	—	—	(24,244)	(24,244)	(24,244)

Total comprehensive loss									$(25,223)

Balance at December 31, 2003	74,722	$7	$3,822,361	$—	$(683)	$—	$(3,509,716)	$311,969

Exercise of common stock options	858	—	4,276	—	—	—	—	4,276	—
Issuance of common stock under employee stock purchase plan	1,059	—	3,708	—	—	—	—	3,708	—
Issuance of restricted common stock	285	—	1,226	—	—	(1,226)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	60	—	60	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	31	—	—	31	31
Unrealized loss on investments	—	—	—	—	(1,578)	—	—	(1,578)	(1,578)
Net loss	—	—	—	—	—	—	(14,156)	(14,156)	(14,156)

Total comprehensive loss									$(15,703)

Balance at December 31, 2004	76,924	$7	$3,831,571	$—	$(2,230)	$(1,166)	$(3,523,872)	$304,310

The accompanying notes are an integral part of these consolidated financial statements.

EPIPHANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,156)	$(24,244)	$(71,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,929	6,769	9,485
Loss on disposal of fixed assets	127	409	—
Provision for doubtful accounts	—	—	403
Amortization of purchased intangibles	679	5,069	10,582
Stock-based compensation	60	55	665
Non-cash restructuring charge	—	301	3,452
Minority interest in net loss of consolidated subsidiary	—	—	(35)
Changes in operating assets and liabilities
Accounts receivable	(989)	(3,836)	6,448
Prepaid expenses and other assets	1,522	3,270	(1,292)
Accounts payable	(173)	(1,050)	(120)
Accrued liabilities	(3,534)	(1,038)	(5,313)
Restructuring costs	(6,268)	(5,242)	538
Deferred revenue	(5,146)	(1,369)	5,146

Net cash used in operating activities	(23,949)	(20,906)	(41,731)

Cash flows from investing activities:
Purchases of property and equipment	(1,967)	(1,920)	(2,672)
Restricted cash	2,302	1,175	192
Acquisition related costs and changes in accruals	—	—	(12)
Proceeds from the maturities of investments	294,621	196,022	381,372
Purchases of investments	(291,411)	(199,000)	(373,143)

Net cash provided by (used in) investing activities	3,545	(3,723)	5,737

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(156)	(498)
Repayments on stockholders’ notes receivable	—	556	222
Issuance of common stock, net of repurchases	7,985	7,199	7,719

Net cash provided by financing activities	7,985	7,599	7,443
Effect of foreign currency translation	31	(737)	208

Net decrease in cash and cash equivalents	(12,388)	(17,767)	(28,343)
Cash and cash equivalents at beginning of year	30,468	48,235	76,578

Cash and cash equivalents at end of year	$18,080	$30,468	$48,235

Supplemental cash flow information:
Cash paid for interest	$—	$94	$58

Unrealized gain (loss) on available for sale securities	$(1,578)	$(242)	$652

The accompanying notes are an integral part of these consolidated financial statements.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Epiphany, Inc. (“Epiphany” or the “Company”), was incorporated in Delaware in November 1996. The Company develops, markets and licenses the Epiphany® E6™ software suite, an integrated set of customer relationship management, or CRM, software products. These CRM products are used by large companies to better manage their customer relationships by optimizing marketing, sales and customer service business interaction processes. A key strength of the E6 software suite is its integration of analytical CRM with operational CRM. The Company’s analytical CRM capabilities analyze large volumes of customer data to optimize marketing campaigns and customer interactions. The Company’s operational CRM capabilities automate customer-related business processes, such as customer service or sales processes, across a variety of communications and distribution channels. Companies deploy our software products separately or as an integrated suite to solve specific business problems. The Company’s worldwide headquarters is in San Mateo, California. Epiphany has regional domestic offices in the United States, as well as international offices in Europe, Canada and Latin America.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Epiphany, Inc. and its subsidiaries. As of December 31, 2004, the Company holds an ownership percentage of 100% for all subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Reclassification

Maintenance revenues and maintenance cost of revenues have been shown separately in the Consolidated Statements of Operations. These amounts were previously included in services revenues and services cost of revenues. Prior year amounts have been reclassified to conform to the current year presentation.

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

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired goodwill and other intangible assets with indefinite useful lives are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. The Company operates under one report unit as defined under SFAS No. 142 and assesses the recoverability of these assets by estimating their fair values which are based, in part, on estimated discounted future cash flows from these assets and, in part, on the Company’s market capitalization on the date we perform the impairment test. The Company completed annual impairment tests during the fourth quarter of 2004, 2003 and 2002, which did not result in an impairment charge.

Cash Equivalents, Investments in Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with a maturity of 90 days or less from the date of purchase to be cash equivalents. The Company has classified its short-term and long-term investments as “available for sale.” Investments in marketable securities generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than one year. Such investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive income (loss) in stockholders’ equity. The Company periodically reviews these investments for other-than-temporary impairments. Realized gains and losses and declines in value which are determined to be other-than-temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities. From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents. See further discussion in Note 3, Financial Statement Details.

Accounts Receivable and Deferred Revenue

Accounts receivable consists of amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts received from customers for which revenue has not been recognized. Deferred license revenue is recognized upon delivery of our product, as services are rendered or as other requirements requiring deferral are satisfied. Deferred maintenance revenue is recognized ratably over the term of the maintenance agreement, typically one year, and deferred professional services revenue is recognized as services are rendered or as other requirements requiring deferral are satisfied. Deferred license revenues were $2.4 million and $4.5 million as of December 31, 2004 and 2003, respectively. The remaining deferred revenue balance was comprised primarily of deferred maintenance revenues.

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

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s customer base consists of businesses in Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the years ended December 31, 2004, 2003, or 2002. Two individual customer account receivable balances accounted for 17% and 12%, respectively, of our total accounts receivable as of December 31, 2004. One individual customer account receivable balance accounted for 13% of our total accounts receivable as of December 31, 2003.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of December 31, 2004 or 2003. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, typically pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement accrual as of December 31, 2004 or December 31, 2003 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund.

During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, E.piphany Software, K.K. (“Epiphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants would be submitted within 6 months, and others within two years, from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2004. As of December 31, 2004, no claims have been submitted under this agreement.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2004.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Epiphany defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized, if material, after consideration of various factors, including net realizable value. To date, software development costs that are eligible for capitalization have not been material and have been expensed.

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

Revenue Recognition

Epiphany recognizes revenue under the following policies, which are in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”:

Licenses. Fees from licenses are recognized as revenue upon contract execution, provided all delivery obligations have been met, fees are fixed or determinable and collection is probable. We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable, and revenue is recognized as payments become due from the customer, assuming all other revenue recognition conditions are met. If collection is not considered probable, revenue is recognized when the fee is collected. The Company uses the residual method to recognize revenue from a license arrangement with multiple elements when vendor specific objective evidence (“VSOE”) of fair value exists for all the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement. VSOE of the fair value of undelivered elements is based on normal pricing for those elements when sold separately. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of fair value does not exist to allocate the total fee to all undelivered elements of the arrangement, revenue is deferred until the earlier of the time at which (1) such evidence does exist for the undelivered elements, or (2) all elements are delivered. We recognize license fees from resellers as revenue when the above criteria have been met and the reseller has sold the subject licenses through to the end-user.

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

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Professional, Implementation and Training Services. Epiphany provides professional, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed, except when such services are subject to acceptance provisions, as discussed above.

As of December 31, 2004 and 2003, $0.3 million and $1.5 million, respectively, of accounts receivable were unbilled and recognized as revenue due to services performed in advance of billings.

Advertising Costs

The Company expenses all advertising costs as they are incurred, which totaled $1.3 million, $1.7 million, and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB 25, compensation expense for fixed stock options is based on the difference between the fair market value of the Company’s stock and the exercise price of the option on the date of grant, if any.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(14,156)	$(24,244)	$(71,690)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects	60	55	879
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(15,565)	(35,008)	(62,233)

Pro forma net loss	$(29,661)	$(59,197)	$(133,044)

Loss per share:
Basic and diluted—as reported	$(0.19)	$(0.33)	$(1.00)

Basic and diluted—pro forma	$(0.39)	$(0.81)	$(1.86)

The fair value of each option grant and the option component of the employee stock purchase plan shares were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Employee Stock Option Plan	2004	2003	2002
Risk-free interest rate	3.53%	3.04%	2.63%
Expected life of the option (in years)	4.5	4.5	4.5
Dividend yield	—	—	—
Volatility	72%	79%	92%

Employee Stock Purchase Plan	2004	2003	2002
Risk-free interest rate	2.1% - 2.6%	1.1% - 1.8%	1.3% - 2.0%
Expected life of the option (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Dividend yield	—	—	—
Volatility	63%	64%	80%

During the Company’s application of the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2004, the Company made certain corrections to its 2003 and 2002 pro forma charges. These amounts were previously reported as $34,669 and $61,545 for the years ended December 31, 2003 and 2002, respectively.

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 was $3.72, $2.94 and $4.37, respectively.

Restructuring Charges

The Company has recorded restructuring charges consisting primarily of: (i) lease costs related to the abandonment of leased facilities; (ii) impairment charges for the reduction in fair value of property and equipment resulting from the abandonment of leased facilities and the reduction of the Company’s workforce;

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and (iii) severance and related employee termination costs resulting from the reduction of the Company’s workforce. The Company accounts for restructuring charges in accordance with SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges” (“SAB 100”) as well as the additional guidance discussed below.

Prior to January 1, 2003, the Company accounted for the costs associated with the reduction of the Company’s workforce in accordance with EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). Accordingly, the Company recorded the liability related to employee termination costs when the following conditions had been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with, nor do they benefit, continuing activities.

Prior to January 1, 2003, the Company accounted for costs associated with the abandonment of leased facilities in accordance with EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Accordingly, the Company recorded the costs associated with the abandonment of a lease facility when the leased property had no substantive future use or benefit to the Company. Under EITF 88-10, the Company recorded the liability as the sum of the total remaining lease costs and related exit costs, less probable sublease income.

In July 2002, the staff of the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”) which revised the accounting treatment for the cost of exit and disposal activities under EITF 94-3. SFAS 146 requires companies to record exit or disposal costs when they are “incurred” and can be measured at fair value. The recorded liability will subsequently be adjusted for changes in estimated cash flows. Commitment to a plan to exit an activity or dispose of long–lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and the liabilities that the company previously recorded under EITF Issue No. 94-3 were not affected.

Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts).

	Years Ended December 31,
	2004	2003	2002
Net loss	$(14,156)	$(24,244)	$(71,690)

Basic and diluted:
Weighted average shares of common stock outstanding	75,876	73,523	71,978
Less: Weighted average shares subject to repurchase	(58)	(24)	(267)

Weighted average shares used in computing basic and diluted net loss per common share	75,818	73,499	71,711

Basic and diluted net loss per common share	$(0.19)	$(0.33)	$(1.00)

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2004	2003	2002
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	6,946	7,816	10,866
Options excluded for which the exercise price was less than the average fair market value of the Company’s common stock during the period but were excluded as inclusion would decrease the Company’s net loss per share	4,862	4,384	2,331
Common shares excluded resulting from common stock subject to repurchase	58	24	267

Total common stock equivalents excluded from diluted net loss per common share	11,866	12,224	13,464

Segment Reporting

The Company is organized and operates as one business segment, which is responsible for the design, development, marketing and sale of software products and related services. The Company distributes its products in the United States and in foreign countries through direct sales personnel and indirect channel partners.

The Company classifies revenues based on the country from which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues:
United States	$51,797	$66,022	$58,825
United Kingdom	12,579	9,457	7,744
Rest of World	14,917	20,653	17,261

Total	$79,293	$96,132	$83,830

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to FASB Statement No. 123, Share-Based Payment (“FASB No. 123R”) which eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value method. This statement is effective on July 1, 2005 and allows companies to choose between the following methods of adoption: (i) A “modified prospective” method in which compensation cost is recognized beginning with the effective date, or (ii) A “modified retrospective” method which permits entities to restate prior period financial statements based on the amounts previously disclosed in the footnotes to the financial statements under Statement 123. This restatement may be applied to either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Had the Company adopted FASB No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchanges of Nonmonetary Assets

On December 16, 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not expect the adoption of Statement 153 to have a material effect on our consolidated financial position, results of operations or cash flows.

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“FAS 109-2”) The AJCA introduces an 85% dividends received deduction for a limited time on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. The Company is currently in a net loss position in its foreign operations and has substantial net operating losses both in the U.S. and abroad that can be used to offset taxable income for many years. As a result, we do not expect FAS 109-2 to have a material impact on the Company’s financial position, results of operations or cash flows. See further discussion of the Company’s income tax position in Note 8.

3. Financial Statement Details

Investments

Cash, cash equivalents, investments in marketable securities, and long-term investments consisted of the following as of December 31, 2004 and 2003 (in thousands):

	Unrealized
	Cost	Loss	Gain	Market
December 31, 2004:
Cash and cash equivalents:
Cash	$8,732	$—	$—	$8,732
Money market funds	9,348	—	—	9,348
Corporate bonds	—	—	—	—

	$18,080	$—	$—	$18,080

Investments in marketable securities:
Auction rate securities	$49,300	$—	$—	$49,300
Commercial paper	—	—	—	—
Corporate bonds	36,435	168	—	36,267
Government notes/bonds	45,765	242	—	45,523

	$131,500	$410	$—	$131,090

Long-term investments:
Corporate bonds	$20,166	$220	$—	$19,946
Government notes/bonds	76,948	490	—	76,458

	$97,114	$710	$—	$96,404

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized
	Cost	Loss	Gain	Market
December 31, 2003:
Cash and cash equivalents:
Cash	$21,834	$—	$—	$21,834
Money market funds	5,623	—	—	5,623
Corporate bonds	3,011	—	—	3,011

	$30,468	$—	$—	$30,468

Investments in marketable securities:
Auction rate securities	$79,525	$—	$—	$79,525
Commercial paper	1,650	—	—	1,650
Corporate bonds	18,363	—	121	18,484
Government notes/bonds	27,339	—	114	27,453

	$126,877	$—	$235	$127,112

Long-term investments:
Corporate bonds	$25,374	$—	$5	$25,379
Government notes/bonds	79,640	—	152	79,792

	$105,014	$—	$157	$105,171

Government notes/bonds consist primarily of government sponsored enterprises and include, to a lesser extent, investments in taxable municipal bonds. Investments in marketable securities include government notes/bonds and corporate bonds totaling $81.8 million and $47.6 million as of December 31, 2004 and 2003, respectively, which mature in less than one year. In addition, investments in marketable securities include auction rate securities, consisting primarily of taxable municipal bonds, of $49.3 million and $79.5 million as of December 31, 2004 and 2003, respectively. These auction rate securities have maturity dates of greater than 10 years, however, we classify them as investments in marketable securities because they have reset dates of less than 45 days and we have the ability and intent to sell them in less than one year from their purchase dates. Long-term investments of $96.4 million and $105.2 million as of December 31, 2004 and 2003, mature within two years.

As of December 31, 2004, the Company had unrealized losses of $1.2 million on investments and restricted investments in government notes/bonds and corporate bonds. Of the $1.2 million in unrealized losses, less than $0.1 million is associated with investments that have been in a continuous unrealized loss position for 12 months or longer. The Company has the ability and intent to hold these investments until their fair value recovers, which may be at maturity. Therefore, the Company does not consider the impairment of these investments to be other-than-temporary as of December 31, 2004.

Restricted Cash and Investments

Restricted cash consists of cash, cash equivalents and investments which serve as collateral, under letters of credit, for the Company’s obligations to third parties for lease payments. Restricted investments consist of short-term and long-term government bonds. Classification of restricted cash as short-term or long-term is determined based on the expiration of the underlying lease agreement.

	December 31,
	2004	2003
Short-term restricted cash:
Letters of credit	$266	$726
Long-term restricted cash:
Letters of credit	5,334	7,160
Bank deposits	98	114

	$5,432	$7,274

See further discussion of restricted cash in Note 6, Commitments and Contingencies.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Computer software and equipment	$18,629	$18,265
Furniture and fixtures	2,578	2,823
Leasehold improvements	4,250	4,171

	25,457	25,259
Less: Accumulated depreciation	(20,836)	(18,549)

	$4,621	$6,710

Accrued Liabilities

Accrued compensation consists of the following (in thousands):

	December 31,
	2004	2003
Vacation	$2,266	$2,864
Commissions and bonus	2,210	3,844
Employee Stock Purchase Plan	616	789
Other	758	1,039

	$5,850	$8,536

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Professional services	$1,568	$1,448
Sales tax	2,380	2,548
Marketing expenses	517	768
Royalties	103	218
Third-party cost of services revenues	53	192
Other	2,565	2,907

	$7,186	$8,081

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), reflected in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, net of related taxes, consisted of the following (in thousands):

	December 31,
	2004	2003
Unrealized gain (loss) on investments	$(1,186)	$392
Cumulative translation adjustment	(1,044)	(1,075)

	$(2,230)	$(683)

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Income, net

Other income, net consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Interest income	$4,623	$4,558	$6,216
Other income	—	843	—
Interest expense	—	(94)	(58)
Other expense	(206)	(58)	(324)

	$4,417	$5,249	$5,834

Other income of $843,000 in 2003 represents income recognized pursuant to the termination of a partner agreement.

4. Acquisitions, Goodwill and Purchased Intangible Assets

Acquisitions Prior to 2002

During 2000 the Company entered into business combinations with RightPoint Software, Inc., iLeverage Corporation, eClass Direct, Inc. and Octane Software, Inc. During 2001, the Company entered into a business combination with Moss Software, Inc. Each of these merger transactions were accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired. Also, during 2001 the Company acquired certain intellectual property assets of Radnet, Inc. The purchased intellectual property assets have been fully amortized as of December 31, 2004.

Purchased Intangibles

Identifiable intangible assets with definite lives are amortized over their useful lives and are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” when impairment indicators exist. These assets are shown as purchased intangibles on the face of the balance sheet, and are as follows (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance	Gross Carrying Amount (1)	Accumulated Amortization	Net Balance
Purchased technology	$17,652	$(17,652)	$—	$17,652	$(16,973)	$679
Customer list	1,332	(1,332)	—	1,332	(1,332)	—

Total purchased intangibles	$18,984	$(18,984)	$—	$18,984	$(18,305)	$679

(1)	Gross carrying amount is presented net of an impairment charge recorded in 2001 and accumulated amortization as of the date of the impairment charge.

Epiphany amortizes purchased intangible assets under the straight-line method over a period of 3 years. The amortization of purchased technology is recorded in cost of revenues and was $0.7 million, $4.8 million and $9.7 million in the years ended December 31, 2004, 2003 and 2002, respectively. The amortization of customer list assets is recorded in operating expenses and was zero, $0.3 million and $0.9 million in the years ended December 31, 2004, 2003 and 2002, respectively.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Restructuring

During 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. In accordance with SAB 100, specified activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”) and a third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under Plan 1 and Plan 2.

The following table summarizes the restructuring accrual for the years ended December 31, 2004 and 2003 (in thousands):

	Severance and Related Charges	Impairment of Property and Equipment	Lease Costs	Other Restructuring Activities	Total
Accrued balance at December 31, 2001	$58	$—	$32,350	$—	$32,408

Charges accrued during 2002—Plan 1	1,070	157	190	—	1,417
Charges accrued during 2002—Plan 2	1,542	2,290	4,662	—	8,494
Adjustments to previous estimates—Plan 1	—	—	2,523	—	2,523
Adjustments to previous estimates—Plan 2	131	791	2,730	—	3,652
Cash payments—Plan 1	(914)	—	(8,967)	—	(9,881)
Cash payments—Plan 2	(1,647)	—	(568)	—	(2,215)
Non-cash activity—Plan 1	(214)	(157)	—	—	(371)
Non-cash activity—Plan 2	—	(3,081)	—	—	(3,081)

Accrued balance at December 31, 2002	26	—	32,920	—	32,946

Charges accrued during 2003—Plan 3	620	301	122	311	1,354
Adjustments to previous estimates—Plan 1	—	—	1,846	—	1,846
Adjustments to previous estimates—Plan 2	(13)	—	689	—	676
Adjustments to previous estimates—Plan 3	—	—	52	—	52
Cash payments—Plan 1	—	—	(6,580)	—	(6,580)
Cash payments—Plan 2	—	—	(1,228)	—	(1,228)
Cash payments—Plan 3	(633)	—	(117)	(311)	(1,061)
Non-cash activity—Plan 3	—	(301)	—	—	(301)

Accrued balance at December 31, 2003		—	27,704	—	27,704

Charges accrued during 2004—Plan 3	—	—	—	—	—
Adjustments to previous estimates—Plan 1	—	—	828	—	828
Adjustments to previous estimates—Plan 2	—	—	(164)	—	(164)
Adjustments to previous estimates—Plan 3	—	—	6	6	12
Cash payments—Plan 1	—	—	(6,264)	—	(6,264)
Cash payments—Plan 2	—	—	(642)	—	(642)
Cash payments—Plan 3	—	—	(32)	(6)	(38)
Non-cash activity—Plan 3	—	—	—	—	—
Accrued balance at December 31, 2004	—	—	21,436	—	21,436
Less: current portion	—	—	(5,532)	—	(5,532)

Restructuring costs, net of current portion	$—	$—	$15,904	$—	$15,904

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended December 31, 2002

During 2002, the Company recorded a charge of $16.1 million, of which $1.4 million related to additional restructuring charges taken when the related liabilities could be reasonably estimated for Plan 1, $8.5 million was the initial restructuring charge for Plan 2 and $6.2 million related to changes in estimated lease costs.

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

The Company initiated Plan 3 to reduce direct sales and marketing costs in Japan, Australia and Latin America by transitioning these markets to an indirect sales model. This plan was completed during 2003 and resulted in the sale of the Company’s subsidiary located in Japan, the abandonment of leased facilities in Australia and a reduction in the number of employees by 18. Of the total employee reduction, most had been engaged in sales and marketing activities. The sale of the Company’s subsidiary located in Japan was completed in July 2003 when the Company sold all of the outstanding capital stock of Epiphany Software, K.K. (“Epiphany Japan”) to Braxton Ltd. for approximately $4.2 million in cash. At the time of the sale, the subsidiary had $4.4 million in net assets resulting in a charge to other restructuring activities of approximately $0.2 million. Other expenses associated with the sale of the entity for $0.1 million resulted in total charges classified as “Other Restructuring Activities” of $0.3 million. Due to the continuing obligations and future cash flows expected under the distribution agreement, the sale of the subsidiary is not considered to be a discontinued operation in accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Adjustments to lease cost estimates of $2.6 million were recorded primarily to reflect changes in estimates associated with facilities in New York, Boston and the United Kingdom.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accrued liability of $27.7 million at December 31, 2003 is net of $31.2 million of estimated sublease income. Of this total sublease income, $12.7 million represents future sublease income due under non-cancelable subleases and $18.5 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future.

Year Ended December 31, 2004

For the year ended December 31, 2004, the Company recorded adjustments to previously-recorded restructuring estimates totaling $0.7 million primarily associated with facilities in Illinois, California, and the United Kingdom.

The accrued liability of $21.4 million at December 31, 2004 is net of $28.1 million of estimated sublease income. Of this estimated sublease income, $13.1 million represents future sublease income due under non-cancelable subleases and $15.0 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. In estimating future sublease income under non-cancelable subleases, the Company evaluates the collectibility of sublease income. If the Company determines that sublease income is not collectable with respect to a particular subtenant, the Company estimates the amount of sublease income that it is likely to generate from a new subtenant. The Company then increases the restructuring accrual by an amount equal to the difference between the initially contracted amount and the estimated sublease income from the new subtenant. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require periodic adjustment as conditions change through the implementation period. If macroeconomic conditions worsen, particularly as they pertain to the commercial real estate market, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

As of December 31, 2004, the restructuring activities under Plans 1, 2 and 3 were completed. However, the Company expects additional charges under a new plan expected to begin during the first quarter of 2005. See Note 11 of Notes to Condensed Consolidated Financial Statements for further discussion regarding Subsequent Event.

6. Commitments and Contingencies

Lease Commitments

Epiphany leases certain facilities under operating lease agreements, which expire at various dates through 2017. In addition, we expect to receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of December 31, 2004 were as follows (in thousands):

Year Ending December 31,	Lease Payments Due	Sublease Income Receivable	Total, Net
2005	$9,407	$(2,277)	$7,130
2006	6,522	(1,503)	5,019
2007	6,561	(1,429)	5,132
2008	6,655	(1,287)	5,368
2009	6,773	(1,252)	5,521
2010 and thereafter	16,975	(3,178)	13,797

	$52,893	$(10,926)	$41,967

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net amounts shown above include operating lease commitments due under leases for abandoned facilities of $27.9 million which are accrued as restructuring costs as of December 31, 2004.

Rent expense, excluding amounts charged to restructuring, was approximately $3.2 million, $4.6 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, all sublease income received had been included in the Company’s restructuring accrual and did not reduce rent expense. For the year ended December 31, 2002, the Company received sublease income, excluding amounts included in restructuring charges, which reduced its rent expense by $0.7 million.

Legal Proceedings

As of the date hereof, there is no material litigation pending against us. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants have filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including the Company, was submitted to the court. The settlement is subject to a number of conditions, including the final approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On February 8, 2005, New York University (“NYU”) filed, but has not yet served, a complaint against the Company in the United States District Court for the Southern District of New York, alleging patent infringement. The Company believes it has meritorious defenses and intends to vigorously defend itself.

Letters of Credit

Epiphany has entered into several letters of credit with a bank which serve as collateral for the Company’s obligations to third parties for lease payments. These are secured by cash and cash equivalents and are included in restricted cash on the face of the balance sheet. Classification of restricted cash as short-term or long-term is

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

The table below lists the Company’s outstanding letters of credit as of December 31, 2004 (in thousands):

Date Effective	Lease Termination Date	Amount Secured
1/5/2001	10/31/2005	$266
1/5/2001	2/28/2006	276
1/5/2001	10/31/2007	4
11/3/2000	3/31/2011	3,303
2/7/2001	4/30/2011	561
5/17/2002	4/30/2011	150
2/8/2001	6/30/2013	1,039

		$5,599

7. Common Stock

In July 1998, Epiphany’s former chief executive officer, Roger Siboni, purchased 2,400,000 shares of common stock under a restricted stock purchase agreement in exchange for a promissory note. Pursuant to the stock purchase agreement, Epiphany had a right to repurchase the common stock at the original purchase price upon the occurrence of certain events. The repurchase right expired during 2002.

As of December 31, 2004, Epiphany had reserved the following shares of authorized but unissued common stock:

Stock options outstanding under the 1997 stock option plan	1,110,087
Stock options outstanding under the 1999 stock option plan	8,776,028
Stock options outstanding under the 2000 nonstatutory stock option plan	1,267,594
Stock options outstanding under plans assumed through acquisition	249,123
Stock options available for grant under the 1999 stock option plan	8,206,561
Stock options available for grant under the 2000 nonstatutory stock option plan	762,994
Stock reserved for issuance under the 1999 employee stock purchase plan	5,442,157
Warrants assumed through acquisition	5,366

Total shares reserved	25,819,910

Warrants

As of December 31, 2004, the Company had warrants outstanding to purchase 5,366 shares of common stock. Of these, warrants to purchase 911 shares have an exercise price of $1.29 and expired on January 26, 2005, and warrants to purchase 4,455 shares have an exercise price of $15.71 and expire on July 25, 2005.

Stock-Based Compensation

Stock-based compensation consists of amortization of deferred compensation in connection with stock option and restricted stock grants to employees as well as sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. As of December 31, 2004, deferred compensation was $1.2 million.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Employee Stock Purchase Plan

On June 30, 1999, the Board of Directors approved the adoption of Epiphany’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 10,199,455 shares of common stock have been reserved for issuance under the Purchase Plan as of December 31, 2004. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan. As of December 31, 2004, 4,757,298 shares had been purchased and 5,442,157 shares were available for future issuance under the Purchase Plan.

Common Stock Repurchase Program

In October 2004, the Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock. Stock repurchases under this program may be made in the open market and through privately negotiated transactions at such times and in such amounts as management deems appropriate and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will depend on several factors, including the price of Epiphany’s stock, corporate and regulatory requirements and general business and market conditions. There have been no shares of common stock repurchased under this program as of December 31, 2004.

Stock Options and Restricted Stock

In 1997, Epiphany adopted the 1997 Stock Plan (the “1997 Plan”) under which incentive stock options and nonstatutory stock options were granted to employees and consultants of Epiphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are immediately exercisable, but shares so purchased vest over periods determined by the Board of Directors, generally four years. Upon termination of employment, unvested shares may be repurchased by Epiphany for the original purchase price. The Board of Directors determined that no further options would be granted under the 1997 Plan after the initial public offering. In addition to the shares authorized for the 1999 Plan (as described below), the 1997 Plan options authorized but not granted as of the IPO date were made available for grant under the 1999 Plan. Accordingly, no shares are available for grant under the 1997 Plan as of December 31, 2004.

On June 30, 1999, the Board of Directors approved the adoption of Epiphany’s 1999 Stock Plan (the “1999 Plan”). Under the 1999 Plan, incentive stock options, nonstatutory stock options and restricted stock may be granted to employees and consultants of Epiphany. The exercise price for incentive stock options is at least 100% of the fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options and restricted stock vest pursuant to a vesting schedule determined by the Board of Directors, which is typically over a period of four years. A total of 18,523,049 shares of common stock have been reserved for issuance, 8,776,028 are outstanding, and 1,540,460 shares of restricted stock and options have been exercised and restricted stock granted under the 1999 Plan. As of December 31, 2004, 8,206,561 shares were available for grant.

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 18, 2000, the Board of Directors approved the adoption of Epiphany’s 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”). Under the Nonstatutory Plan, nonstatutory stock options may be granted to employees and consultants of Epiphany, executive officers and directors, however, may not receive stock options under the Nonstatutory Plan. The exercise price for nonstatutory stock options is at least 110% of the fair market value on the date of grant for employees owning more than 10% of voting power of all classes of stock and at least 85% for employees owning less than 10% of the voting power of all classes of stock. Options generally expire in 10 years. Options are exercisable pursuant to a vesting schedule determined by the Board of Directors. A total of 2,250,000 shares of common stock have been reserved for issuance, 1,267,594 options are outstanding and 219,412 options have been exercised under the Nonstatutory Plan. As of December 31, 2004, 762,994 shares were available for grant.

The following table summarizes the stock option plan activity. (in thousands, except per share amounts):

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	11,363	$7.92	13,003	$8.75	13,263	$9.41
Granted	3,553	$5.78	2,968	$4.73	3,749	$6.33
Exercised	(1,143)	$3.74	(755)	$4.36	(667)	$4.02
Canceled	(2,370)	$7.83	(3,854)	$8.95	(3,342)	$9.59

Outstanding at end of period	11,403	$7.70	11,362	$7.92	13,003	$8.75

Vested and exercisable at end of year	6,580	$9.71	6,739	$9.61	6,413	$9.74

Weighted average grant date market value per share of options granted	$5.78		$4.73		$6.33

In the table above, the number of stock options granted and exercised during the year ended December 31, 2004 includes options to purchase 285,000 shares of restricted stock granted at par value with a weighted average grant date market value per share of $4.30.

	Options Outstanding			Options Vested and Exercisable
December 31, 2004 Range of Exercise Prices	Number	Weighted Average Remaining Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.20 - $3.85	1,356,914	6.7	$2.90	873,331	$2.52
$3.87 - $4.30	1,115,899	7.9	4.10	414,489	4.09
$4.31 - $4.44	1,855,900	8.6	4.44	648,658	4.44
$4.45 - $5.33	1,198,645	8.8	4.74	347,425	4.86
$5.51 - $6.44	1,797,568	7.0	6.39	1,669,984	6.43
$6.88 - $7.33	914,224	6.3	7.16	820,225	7.17
$7.45 - $8.04	1,151,325	9.0	8.02	8,416	7.66
$8.05 - $12.25	1,295,861	6.5	9.70	1,084,849	9.76
$12.55 - $121.29	715,746	5.5	35.45	712,326	35.55
$162.33 - $162.33	750	5.2	162.33	750	162.33
$0.20 - $162.33	11,402,832	7.5	$7.70	6,580,453	$9.71

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Epiphany accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” The components of provision for taxes are as follows (in thousands):

	December 31,
	2004	2003	2002
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	—	—	—
Deferred	—	—	—

	—	—	—

Foreign:
Current	168	526	205
Deferred	—	—	—

	168	526	205

Total	$168	$526	$205

Provision for taxes consists of withholding taxes due on payments from certain foreign customers.

The provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income rate of 34% to loss before taxes as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.0)%	(6.0)%	(6.0)%
Amortization of stock compensation	0.2%	0.1%	0.4%
Foreign taxes	1.2%	2.2%	0.3%
Amortization of goodwill, in-process R&D, and other intangibles	1.7%	7.3%	6.3%
Imputed interest	1.7%	—	—
Net operating loss not benefited and other	34.4%	32.6%	33.3%

	1.2%	2.2%	0.3%

The components of net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$122,444	$111,197
Restructuring charge	6,043	7,834
Accruals and reserves	1,069	2,135
Plant and equipment depreciation	1,714	761
Startup and organization costs	123	132
Research and development credits	13,982	7,371
Capitalized research and development costs	2,394	5,229

Total deferred tax assets	147,769	134,659
Valuation allowance	(147,769)	(134,659)

Net deferred tax assets	$—	$—

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance increased (decreased) by $13.1 million, $(0.4) million and $28.9 million during 2004, 2003 and 2002, respectively.

From inception through December 31, 2004, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefit. Due to uncertainties regarding realization of the assets based on the limited operating history of Epiphany, the lack of annual profitability to date, and the uncertainty of future profitability, Epiphany has recorded a valuation allowance equal to the total deferred tax assets of $147.8 million, and, therefore, has no net deferred tax assets.

Included in the deferred tax assets of $147.8 million is $122.4 million, which is equal to the tax-effected amount of net operating loss carryforwards. As of December 31, 2004, Epiphany had net operating loss carryforwards of approximately $296.0 million and $98.0 million for federal and state tax purposes, respectively. The federal net operating loss and other credit carryforwards begin expiring, if not utilized, on various dates beginning in 2011 through 2025. The state net operating loss and other carryforwards will expire, if not utilized, on various dates beginning 2006 through 2015. In addition, Epiphany has net operating losses in certain foreign jurisdictions of approximately $51.0 million, which expire in various years. Approximately $15.0 million of the deferred tax asset relates to employee stock option deductions and, accordingly, will be credited directly to stockholders’ equity when realized and will not be available to reduce the provision for income taxes in future years.

At December 31, 2004, the Company had research and development tax credit carryforwards of approximately $8.0 million and $9.0 million for federal and state income tax purposes, respectively. If not utilized, the federal research and development carryforwards will expire beginning in 2013 through 2025. The state research and development tax credit can be carried forward indefinitely.

The deferred tax assets of approximately $147.8 million at December 31, 2004 include approximately $26.4 million related to the acquisitions of RightPoint, Octane, eClass, iLeverage and Moss (including the tax effected amounts of net operating losses of $66.7 million and $38.8 million, federal and state, respectively) The reversal of the valuation allowance of approximately $26.4 recorded against these deferred assets will be used to reduce the amount of any remaining goodwill that was originally recorded at the date of the acquisitions and therefore, will not be available to reduce the provision for income taxes.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization

The Company’s pretax loss from operations for the years ended December 31, 2004, 2003 and 2002 consisted of the following components (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$(14,899)	$(20,538)	$(57,158)
Foreign	965	(3,180)	(14,327)

Total pretax loss	$(13,934)	$(23,718)	$(71,485)

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions

In connection with the employment of our former chief executive officer, Roger Siboni, in 1998, we agreed to extend to Mr. Siboni credit in the form of two personal loans, all of which were repaid in full as of September 30, 2003.

First, in July 1998, the Company loaned $640,000 to Mr. Siboni, in order to purchase 2,400,000 shares of common stock at $0.26 2/3 per share. This loan was due on July 1, 2008 and accrued interest at 5.88% per annum. As of December 31, 2002, the outstanding principal balance of this loan was $377,000 and accrued interest was $6,000. This loan was secured by 1,245,661 shares of Epiphany common stock. As of September 30, 2003, this loan was repaid in full.

Second, Mr. Siboni was offered a loan of $250,000 per year for a period beginning August 1, 1998 and ending July 31, 2000, drawable on a monthly basis. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the loan had been repaid in full.

Third, Mr. Siboni was extended a loan in the aggregate sum of $173,000 for the payment of taxes arising from bonus payments made to him during the years 1999 and 2000. This loan accrued interest at 5.6% per annum. As of December 31, 2002, the outstanding balance including accrued interest was $43,000. During the year ended December 31, 2003, this loan was repaid in full.

10. 401(k) Plan

In January 1999, Epiphany adopted a 401(k) plan (the “401(k)”). Participation in the 401(k) is available to all employees. Employees are eligible to participate in the 401(k) at any time beginning with their first day of employment. Each participant may elect to contribute an amount up to 50% of his or her annual base salary plus commission and bonus, but not to exceed the statutory limit as prescribed by the Internal Revenue Code. The Company may make discretionary contributions to the 401(k). To date, no contributions have been made by the Company.

11. Valuation and Qualifying Accounts

The following table presents annual information related to the allowance for doubtful accounts for the three years ended December 31, 2004 (in thousands):

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Expenses	Charged to Allowance for Doubtful Accounts	Balance at End of Period
Year ended December 31,
2004	$1,609	$—	$(501)	$1,108
2003	2,508	—	(899)	1,609
2002	$4,332	$403	$(2,227)	$2,508

EPIPHANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly information for 2004 and 2003 (in thousands, except share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Revenues	$20,229	$20,426	$17,938	$20,700
Gross profit	13,361	14,317	12,094	15,185
Net income (loss)	(4,202)	(3,647)	(4,298)	(2,009)
Basic and diluted net income (loss) per share	$(0.06)	$(0.05)	$(0.06)	$(0.03)
2003:
Revenues	$22,511	$22,158	$24,208	$27,255
Gross profit	12,871	12,822	16,041	19,208
Net income (loss)	(10,901)	(9,408)	(4,348)	413
Basic and diluted net income (loss) per share	$(0.15)	$(0.13)	$(0.06)	$0.01

13. Subsequent Event

On February 15, 2005, the Company adopted a restructuring plan designed to reduce operating expenses and to further focus its resources on its core markets. The restructuring charge under this plan is estimated to be up to $4.5 million and is expected to be incurred principally in the first and second quarter of 2005. Of the $4.5 million, $3.5 million is expected to be attributable to lease termination costs and $1.0 million is attributable to one-time severance and related costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s conclusion on the effectiveness of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of December 31, 2004 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms related to Epiphany, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Other control matters

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control and financial reporting

Epiphany, Inc.’s management is responsible for establishing and maintaining adequate internal control over our financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, we believe that, as of December 31, 2004, internal control over financial reporting is effective.

Our independent registered public accountants audited the financial statements included in the annual report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting. This report appears on page 35 of this annual report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated by reference to the information under the heading “Proposal No. 1—Election of Directors” in our proxy statement.

The information concerning our executive officers required by this Item is incorporated by reference to the information under the heading “Other Information—Executive Officers” in our proxy statement.

On April 16, 2003, we adopted a code of business conduct and ethics that applies to all directors, officers and employees. We have posted our code of business conduct and ethics on our website at www.epiphany.com. The information concerning our code of business conduct and ethics required by this item is incorporated by reference to the information under the heading “Corporate Governance” in our proxy statement. We intend to disclose any amendment to, or waivers of, the provisions of the code of business conduct and ethics that apply specifically to our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions by posting such information on our website.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Our consolidated financial statements as set forth under Item 8 hereto are filed as part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules.

See Item 15 (d) below.

(a)(3) Exhibits.

Number	Exhibit Title
3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

10.1 (1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2 (4)†	1999 Stock Plan, as amended on January 26, 2005.

10.3 (5)†	Form of stock option agreements under 1999 Stock Plan.

10.4 (6)†	Form of Restricted Stock Agreement under 1999 Stock Plan.

10.5 (3)†	1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended on October 15, 2002.

10.6 (1)†	1997 Stock Plan and form of agreements thereunder.

10.7 (7)†	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.

10.8 (8)†	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.

10.9 (9)†	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.

10.10 (9)†	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.

10.11 (9)†	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.

10.12 (10)†	iLeverage Corporation (formerly Mayasoft Corporation) 1997 Stock Plan and form of agreements thereunder.

10.13 (11)†	eClass Direct, Inc. 1998 Stock Plan and form of agreements thereunder.

10.14 (12)†	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.

10.15 (12)†	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.

10.16 (5)†	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant

10.17 (5)†	Form Change of Control Agreement between the Registrant and each of Phillip Fernandez, Ashok Santhanam, Andy Sherman and Kevin Yeaman.

10.18 (13)†	Employment and Non-Competition Agreement dated March 14, 2000, as amended on May 31, 2000, between the Registrant and Andrew Sherman.

10.19 (6)†	Executive Bonus Plan.

10.20 (4)†	Summary of Director Compensation, amended as of January 26, 2005.

Number	Exhibit Title

10.21	Nonemployee Director Deferred Compensation Plan.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 70).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (Registration No. 000-27183) filed with the Securities and Exchange Commission on February 1, 2005.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 000-27183) filed with the Securities Exchange Commission on March 6, 2002.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (Registration No. 000-27183) filed with the Securities and Exchange Commission on October 26, 2004.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 20, 2000.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission On October 23, 2000.
(9)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 16, 2001.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Registration No. 000-27183) filed with the Securities and Exchange Commission on May 10, 2004.

(b) Exhibits.

See Item 15(a)(3) above.

(c) Financial Statement Schedules.

Schedules have been omitted because they are not required or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on the 16th day of March 2005.

EPIPHANY, INC.

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

Signature	Title	Date

/S/ KAREN A. RICHARDSON Karen A. Richardson	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/S/ KEVIN J. YEAMAN Kevin J. Yeaman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/S/ FRED ANDERSON Fred Anderson	Director	March 16, 2005

/S/ MOHAN GYANI Mohan Gyani	Director	March 16, 2005

/S/ ROBERT L. JOSS Robert L. Joss	Director	March 16, 2005

/S/ DOUGLAS J. MACKENZIE Douglas J. Mackenzie	Director	March 16, 2005

/S/ ROGER S. SIBONI Roger S. Siboni	Director	March 16, 2005

EXHIBIT INDEX

Number	Exhibit Title
3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

10.1 (1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2 (4)†	1999 Stock Plan, as amended on January 26, 2005.

10.3 (5)†	Form of stock option agreements under 1999 Stock Plan.

10.4 (6)†	Form of Restricted Stock Agreement under 1999 Stock Plan.

10.5 (3)†	1999 Employee Stock Purchase Plan and form of agreements thereunder, as amended on October 15, 2002.

10.6 (1)†	1997 Stock Plan and form of agreements thereunder.

10.7 (7)†	RightPoint Software, Inc. (formerly Datamind Corporation) 1996 Stock Option Plan.

10.8 (8)†	2000 Nonstatutory Stock Option Plan and form of agreements thereunder.

10.9 (9)†	Octane Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.

10.10 (9)†	Octane Software, Inc. Nonstatutory Stock Option Plan and form of agreement thereunder.

10.11 (9)†	Octane Software, Inc. 2000 Pennsylvania Plan and form of agreements thereunder.

10.12 (10)†	iLeverage Corporation (formerly Mayasoft Corporation) 1997 Stock Plan and form of agreements thereunder.

10.13 (11)†	eClass Direct, Inc. 1998 Stock Plan and form of agreements thereunder.

10.14 (12)†	Moss Software, Inc. 1997 Stock Option Plan and form of agreement thereunder.

10.15 (12)†	Moss Software, Inc. 2001 Stock Option Plan and form of agreement thereunder.

10.16 (5)†	Severance Agreement dated February 15, 2002 between Karen Richardson and the Registrant

10.17 (5)†	Form Change of Control Agreement between the Registrant and each of Phillip Fernandez, Ashok Santhanam, Andy Sherman and Kevin Yeaman.

10.18 (13)†	Employment and Non-Competition Agreement dated March 14, 2000, as amended on May 31, 2000, between the Registrant and Andrew Sherman.

10.19 (6)†	Executive Bonus Plan.

10.20 (4)†	Summary of Director Compensation, amended as of January 26, 2005.

10.21	Nonemployee Director Deferred Compensation Plan.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 70).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (Registration No. 000-27183) filed with the Securities and Exchange Commission on February 1, 2005.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (Registration No. 000-27183) filed with the Securities Exchange Commission on March 6, 2002.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (Registration No. 000-27183) filed with the Securities and Exchange Commission on October 26, 2004.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-94317) filed with the Securities and Exchange Commission on January 20, 2000.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-48460) declared effective by the Securities and Exchange Commission On October 23, 2000.
(9)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38828) filed with the Securities and Exchange Commission on June 8, 2000.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-38834) filed with the Securities and Exchange Commission on June 8, 2000.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-39440) filed with the Securities and Exchange Commission on June 16, 2000.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-59602) filed with the Securities and Exchange Commission on April 16, 2001.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Registration No. 000-27183) filed with the Securities and Exchange Commission on May 10, 2004.