Form 10-Q
period 2005-03-31
E PIPHANY INC
filed 2005-05-06
CIK 1089613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2005, was 77,555,229.

EPIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,511	$18,080
Investments in marketable securities	138,785	131,090
Accounts receivable, net	6,332	11,677
Prepaid expenses and other assets	4,534	4,849
Short-term restricted cash and investments	542	266

Total current assets	171,704	165,962
Long-term investments	84,238	96,404
Long-term restricted cash and investments	5,156	5,432
Property and equipment, net	4,081	4,621
Goodwill	81,499	81,499
Other assets	251	301

Total assets	$346,929	$354,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225	$1,194
Accrued compensation	5,775	5,850
Accrued other	6,879	7,186
Current portion of restructuring costs	4,790	5,532
Deferred revenue	16,653	14,011

Total current liabilities	34,322	33,773
Restructuring costs, net of current portion	15,111	15,904
Other long-term liabilities	232	232

Total liabilities	49,665	49,909

Commitments and contingencies

Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,831,674	3,831,571
Accumulated other comprehensive loss	(3,035)	(2,230)
Deferred Compensation	(1,089)	(1,166)
Accumulated deficit	(3,530,293)	(3,523,872)

Total stockholders’ equity	297,264	304,310

Total liabilities and stockholders’ equity	$346,929	$354,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

EPIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product license	$4,292	$7,106
Services	4,199	5,535
Maintenance	7,736	7,588

	16,227	20,229

Cost of revenues:
Product license	366	415
Services	3,951	4,498
Maintenance	1,436	1,276
Amortization of purchased technology	—	679

	5,753	6,868

Gross profit	10,474	13,361

Operating expenses:
Research and development	6,630	6,673
Sales and marketing	7,337	8,431
General and administrative	4,078	2,705
Restructuring charges	237	636
Stock-based compensation	77	—

Total operating expenses	18,359	18,445

Loss from operations	(7,885)	(5,084)

Other income, net	1,473	928

Net loss before provision for taxes	$(6,412)	$(4,156)

Provision for taxes	9	46

Net Loss	$(6,421)	$(4,202)

Basic and diluted net loss per share	$(0.08)	$(0.06)

Shares used in computing basic and diluted net loss per share	76,654	74,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

EPIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,421)	$(4,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832	1,176
Loss on disposal of fixed assets	—	66
Stock-based compensation	77	—
Amortization of purchased technology and purchased intangibles	—	679
Accounts receivable	5,345	2,860
Prepaid expenses and other assets	365	559
Accounts payable	(969)	(191)
Accrued liabilities and compensation	(382)	(3,270)
Restructuring costs	(1,535)	(1,272)
Deferred revenue	2,642	(1,217)

Net cash used in operating activities	(46)	(4,812)

Cash flows from investing activities:
Purchases of property and equipment	(292)	(278)
Proceeds from maturities of investments	80,117	110,971
Purchases of investments	(76,357)	(105,711)

Net cash provided by investing activities	3,468	4,982

Cash flows from financing activities:
Proceeds from sale of common stock, net of repurchases	103	2,822

Net cash provided by financing activities	103	2,822

Effect of foreign exchange translation	(94)	(183)

Net increase in cash and cash equivalents	3,431	2,809
Cash and cash equivalents at beginning of period	18,080	30,468

Cash and cash equivalents at end of period	$21,511	$33,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

EPIPHANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by E.piphany, Inc. (hereafter “Epiphany” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet as of December 31, 2004 is derived from audited consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Epiphany’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 16, 2005.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of Epiphany as of March 31, 2005, the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Epiphany and its subsidiaries. As of March 31, 2005, the Company owns 100% of the outstanding stock of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Cash Equivalents, Investments in Marketable Securities, Long-Term Investments and Restricted Cash and Investments

The Company considers all highly liquid investments with a maturity of 90 days or less from the date of purchase to be cash equivalents. The Company has classified its investments as “available for sale.” Investments in marketable securities generally consist of highly liquid securities that the Company intends to hold for more than 90 days but less than 1 year. Long-term investments generally consist of securities that the Company intends to hold for more than one year. Such investments are carried at fair value with unrealized gains and losses reported, net of tax, as other comprehensive income (loss) in stockholders’ equity. The Company periodically reviews these investments for other-than-temporary impairments. Realized gains and losses and declines in value which are determined to be other-than-temporary on available-for-sale securities are included in other income, net and are derived using the specific identification method for determining the cost of securities.

From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and investments. As of March 31, 2005, we had $5.7 million securing letters of credit, which are classified as restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets. The classification of restricted cash and investments as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

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

The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the three months ended March 31, 2005. As of March 31, 2005, one customer accounted for 14% of our total accounts receivable balance. Two individual customer account receivable balances accounted for 17% and 12%, respectively, of our total accounts receivable as of December 31, 2004.

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

Acquired goodwill and other intangible assets with indefinite useful lives are not amortized over time, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. The Company performs annual impairment tests in the fourth quarter of each year. The Company completed annual impairment tests on its Goodwill and Purchased Intangibles assets during the fourth quarter of 2004 and 2003, which did not result in an impairment charge. The Company intends to perform annual impairment testing in the fourth quarter of 2005. The Company did not identify events or circumstances during the three months ended March 31, 2005 which would more likely than not reduce the fair value of previously recorded intangible assets.

Revenue Recognition

Epiphany recognizes revenue under the following policies which are in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions”:

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

Professional, Implementation and Training Services. Epiphany provides consulting, implementation and training services to its customers. Revenue from such services is generally recognized as the services are performed, except when such services are subject to acceptance provisions, as discussed above, and is included in services revenue in the accompanying consolidated statements of operations.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of March 31, 2005 or December 31, 2004. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement indemnification accrual as of March 31, 2005 or December 31, 2004 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, Epiphany Software, K.K. (“Epiphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2005.

The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2005.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(6,421)	$(4,202)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects	77	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,393)	(5,416)

Pro forma net loss	$(8,737)	$(9,618)

Loss per share:
Basic and diluted - as reported	$(0.08)	$(0.06)
Basic and diluted - pro forma	$(0.11)	$(0.13)

During the fourth quarter of 2004, the Company recorded an aggregate of $1.2 million of deferred compensation in connection with restricted stock granted to certain officers of the Company, which the Company is amortizing on a straight-line basis over the respective vesting periods. The Company has reflected $77,000 and zero in compensation expense associated with these restricted shares in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2005 and 2004, respectively.

3. Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(6,421)	$(4,202)

Basic and diluted:
Weighted average shares of common stock outstanding	76,939	74,983
Less: Weighted average shares subject to repurchase	(285)	(1)

	76,654	74,982

Basic and diluted net loss per common share	$(0.08)	$(0.06)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2005	2004
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	9,794	3,922
Options for which the exercise price was less than the average fair market value of the Company’s common stock during the period that were excluded as inclusion would decrease the Company’s net loss per share	1,489	8,558
Common shares excluded resulting from common stock subject to repurchase	285	1

Total common stock equivalents excluded from diluted net loss per common share	11,568	12,481

4. Legal Proceedings

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

On February 8, 2005, New York University (“NYU”) filed a complaint against the Company in the United States District Court for the Southern District of New York, alleging patent infringement. The Company believes it has meritorious defenses and intends to vigorously defend itself.

5. Restructuring

In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the Company’s cost structure to current market conditions. Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and SFAS No. 112, “Employers’ Accounting for Post-employment Benefits”, as applicable. In accordance with these standards, specified restructuring activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”). A third plan was initiated during the quarter ended March 31, 2003 (“Plan 3”) and a fourth plan was initiated during the quarter ended March 31, 2005 (“Plan 4”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under these plans.

The following table summarizes the Company’s restructuring accrual as of March 31, 2005 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Other Restructuring Activities	Total
Accrued balance at December 31, 2003	$—	$—	$27,704	$—	$27,704

Adjustments to previous estimates – Plan 1	—	—	828	—	828
Adjustments to previous estimates – Plan 2	—	—	(164)	—	(164)
Adjustments to previous estimates – Plan 3	—	—	6	6	12
Cash payments – Plan 1	—	—	(6,264)	—	(6,264)
Cash payments – Plan 2	—	—	(642)	—	(642)
Cash payments – Plan 3	—	—	(32)	(6)	(38)
Non-cash activity – Plan 3	—	—	—	—	—

Accrued balance at December 31, 2004	—	—	21,436	—	21,436

Charges accrued during 2005 – Plan 4	207	—	—	—	207
Adjustments to previous estimates – Plan 1	—	—	30	—	30
Cash payments – Plan 1	—	—	(1,212)	—	(1,212)
Cash payments – Plan 2	—	—	(273)	—	(273)
Cash payments – Plan 3	—	—	(6)	—	(6)
Cash payments – Plan 4	(178)	—	—	—	(178)
Non-cash activity – Plan 2	—	—	(103)	—	(103)

Accrued balance at March 31, 2005	29	—	19,872	—	19,901

Less: current portion	(29)	—	(4,761)	—	(4,790)

Restructuring costs, net of current portion	$—	$—	$15,111	$—	$15,111

Severance and related charges consist primarily of involuntary termination benefits and related payroll taxes resulting from a reduction in workforce. The impairment of property and equipment primarily relates to leasehold improvements and other property and equipment impaired as a result of the abandonment of leased facilities and a reduction in workforce. Lease costs reflect remaining operating lease obligations and brokerage fees stated at actual costs reduced by estimated sublease income. The Company calculates the estimated costs of abandoning these leased facilities, including estimated sublease costs and income, with the assistance of market information trend analyses provided by commercial real estate brokerage firms retained by the Company.

Year Ended December 31, 2004

For the year ended December 31, 2004, the Company recorded adjustments to previously-recorded restructuring estimates totaling $0.7 million primarily associated with facilities in Illinois, California, and the United Kingdom.

Quarter ended March 31, 2005

On February 15, 2005, the Company adopted a restructuring plan designed to reduce operating expenses and to further focus its resources on its core markets (“Plan 4”). The total restructuring charge under this plan is estimated to be up to $4.5 million and is expected to be incurred principally in the second quarter of 2005. Of the $4.5 million, $3.5 million is expected to be attributable to lease termination costs associated with our facility in the United Kingdom and $1.0 million is attributable to one-time severance and related costs for a reduction in workforce. As of March 31, 2005, a total of 16 sales and marketing employees have been terminated under this plan. For the quarter ended March 31, 2005, the Company recorded severance and related costs for the reduction of sales and marketing employees of approximately $0.2 million in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and recorded adjustments to previously-recorded restructuring estimates of lease termination costs totaling less than $0.1 million.

The accrued liability of $19.9 million at March 31, 2005 is net of $27.1 million of estimated sublease income. Of this total sublease income, $12.5 million represents future sublease income due under non-cancelable subleases and $14.6 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require periodic adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

6. Segment Information

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

The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues:
United States	$10,743	$14,476
United Kingdom	2,358	3,219
Rest of world	3,126	2,534

Total	$16,227	$20,229

7. Purchased Intangible Assets

Definite lived intangible assets were fully amortized as of March 31, 2004. Amortization for the three months ended March 31, 2005 and 2004 was zero and $0.7 million, respectively.

8. Comprehensive Loss

Comprehensive loss consists of net loss plus all other non-owner changes in equity. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(6,421)	$(4,202)
Change in unrealized gain on investments	(711)	234
Change in foreign currency translation adjustment	(94)	(183)

Comprehensive loss	$(7,226)	$(4,151)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, projections of expenses or other financial items; statements regarding our plans, strategies, and objectives for future operations, including the timing, execution costs and potential cost-savings of restructuring plans; statements concerning proposed new products, services, developments, or the anticipated performance of products or services; statements regarding the financial statement impact of FAS 123R; statements regarding our ability to meet our liquidity needs; statements regarding receipt of future sublease income; statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include, but are not limited to, those discussed under the heading “Risk Factors” in this quarterly report on Form 10-Q and the risks discussed from time to time in our other public filings. We assume no obligation to update any forward-looking statements.

Overview

Background

We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, professional services and maintenance fees. In September 1999 and January 2000, we raised approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions using stock consideration including the acquisition of RightPoint Software, Inc., Octane Software, Inc. and Moss Software, Inc. We grew our revenues from $3 million in 1998 to $19 million in 1999 and $131 million in 2000. However, in 2001 a general economic slowdown resulted in a reduction in technology spending worldwide. As a result, we began restructuring our worldwide operations to reduce costs and improve efficiencies during 2001 and recorded our first restructuring charge. Also during 2001, we reviewed the fair value of our purchased intangible assets recorded through the acquisitions discussed above and recorded a $1.7 billion impairment charge to write these assets down to their fair values. Our revenues declined to $129 million in 2001 and $84 million in 2002. We increased revenue to $96 million in 2003 on the strength of the release of our E6 suite of products.

The general economic slowdown has continued to apply substantial pressure on the CRM industry. Small competitors are facing weakening financial conditions which has resulted in competitive pricing pressures. In addition, the consolidation of software vendors and the resulting volatility in the marketplace has further delayed technology spending decisions for some of our potential customers. These factors have combined to result in longer than expected sales cycles and lower average selling prices for license transactions. In addition, we experienced poor sales productivity in North America during 2004, in part, because of the general IT spending environment and attrition within our sales personnel including the departure of our Senior Vice President of Worldwide Field Operations in July 2004.

As a result of these factors, we experienced a decline in revenues to $79 million in 2004. We have continued to focus on cost containment and as a result have reduced our net losses from $72 million in 2002 to $24 million in 2003 and $14 million in 2004.

Performance Indicators, Opportunities and Risks

We believe the key indicators of our operating performance and financial condition are annual product license revenues and net income (loss). We believe our future profitability and success is more dependent upon growth in our product license revenues and total revenues than further cost containment initiatives. We are focusing our sales and marketing efforts on solutions that address organic growth, relationship marketing and the contact center. Although these solutions have broad applicability in the business-to-consumer market, our focus is on key verticals which include financial services, telecommunications and insurance. We believe that focusing our marketing and sales efforts on these industries will allow us to enhance our sales effectiveness and leverage our technological advantages with customers who are more likely to understand the benefits that our products offer. The growth of our product license revenues and our total revenues will be dependent upon IT and CRM spending by large enterprises, our relationships with key partners including systems integrators, our ability to compete effectively against significant competitors, improved market awareness and enhanced sales effectiveness primarily within our key vertical industries.

Sources of Revenue

We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through March 31, 2005, the substantial majority of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

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

Cost of Revenues and Operating Expenses

Cost of revenues includes the cost of product license revenues, the cost of services revenues, the cost of maintenance revenues and the amortization of purchased technology. Our cost of product license revenues primarily consists of license fees payable to third parties for technology integrated into our products. Our cost of services and cost of maintenance revenues primarily consist of salaries and related expenses and an allocation of facilities, information technology, communications and depreciation expenses. Cost of services revenues also includes the cost of reimbursable expenses incurred by our professional services organization and the cost of subcontracting professional services from third party consulting organizations. Amortization of purchased technology represents the cost of technology acquired through our business acquisitions recognized as expense over the respective estimated useful lives of such assets. Our operating expenses are classified into three general categories: sales and marketing, research and development, and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. We allocate the costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on headcount. These allocated charges include facilities, information technology, communications and depreciation expenses.

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

To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout the year ended December 31, 2004 and the three months ended March 31, 2005, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements. As a result, approximately 10% of license revenue was recognized under SOP 81-1 during the three months ended March 31, 2005. This figure was 20% for the three months ended March 31, 2004.

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

Allowances for Doubtful Accounts

A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. When we believe a collectibility issue exists with respect to a specific receivable, we record an allowance to reduce that receivable to the amount that we believe is collectible. For all other receivables, we record an allowance based on an assessment of the aging of such receivables, our historical experience with bad debts and the general economic environment. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if the general economic environment or our experience with bad debts were to worsen, additional allowances may be required that would result in additional general and administrative expense in the period such determination is made. In addition, if we determined that fewer allowances were required due to improvements in these areas, we would be required to reduce the allowances for doubtful accounts which would result in a benefit to general and administrative expense in the period such determination is made.

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

Our net goodwill asset was $81.5 million as of March 31, 2005 and December 31, 2004. We perform an annual impairment test on goodwill. We also perform an impairment test on goodwill and purchased intangible assets when events occur or circumstances change that would more likely than not reduce the fair value of these previously recorded intangible assets. If the fair value of such assets is considered to be reduced, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write-downs of goodwill and purchased intangible assets. We performed an annual impairment test on December 31, 2004 and determined that no impairment existed at that time. In addition, the Company did not identify events or circumstances during the three months ended March 31, 2005 which would more likely than not reduce the fair value of previously recorded intangible assets. During the quarter ended March 31, 2005, the Company’s market capitalization declined. In addition, we reduced our projections of the Company’s near term revenues. Future declines in market capitalization or any further downward revisions to our projected revenues may result in an impairment charge in future periods.

Restructuring Charges

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with the abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market worsens and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $19.9 million as of March 31, 2005 relates primarily to lease abandonment costs and is net of $27.1 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $12.5 million represents future sublease income due under non-cancelable subleases and $14.6 million represents our estimate of future sublease income from excess facilities that we expect to sublease in the future.

Future expected payments of lease costs net of contractual and projected sublease receipts which have been included in our accrued restructuring costs are as follows (in thousands):

Year Ended December 31,	Lease Costs
2005	$4,099
2006	2,431
2007	1,977
2008	2,003
2009	2,023
2010 and thereafter	7,368

$19,901

During the quarter ended March 31, 2005, we adopted a restructuring plan designed to reduce operating expenses and further focus our resources on our core markets. See further discussion under Results of Operations, below.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to FASB Statement No. 123, Share-Based Payment (“FASB No. 123R”) which eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value method. This statement is effective for companies’ first fiscal year beginning after June 15, 2005 and allows companies to choose between the following methods of adoption: (i) A “modified prospective” method in which compensation cost is recognized beginning with the effective date, or (ii) A “modified retrospective” method which permits entities to restate prior period financial statements based on the amounts previously disclosed in the footnotes to the financial statements under Statement 123.

Had we adopted FASB No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenues

The following table sets forth our revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
Revenues:
Product license	$4,292	26%	$7,106	35%
Services	4,199	26%	5,535	27%
Maintenance	7,736	48%	7,588	38%

	$16,227	100%	$20,229	100%

The following table sets forth our revenues by geography, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
North America	$10,904	67%	$14,640	72%
Europe	5,037	31%	5,403	27%
Rest of world	286	2%	186	1%

	$16,227	100%	$20,229	100%

Product license revenue for the three months ended March 31, 2005 decreased by $2.8 million, or 40%, over product license revenue for the same period in the prior year. As a percentage of total revenues, product license revenue decreased to 26% in 2005 from 35% in 2004. The decrease in product license revenue is due to a decline in licenses sold in North America during 2004 and the first quarter of 2005.

Services revenue consists of revenue from professional and training services. Services revenue for the first quarter of 2005 decreased by $1.3 million, or 24%, over the first quarter of 2004. The decrease resulted from a decrease in both the number and size of engagements for which services were rendered due to a decrease in product sales. Maintenance revenue for the first quarter of 2005 was comparable to maintenance revenue for the first quarter of 2004.

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

Cost of Revenues

The following table sets forth our cost of revenues and gross profit, both in absolute dollars and expressed as a percentage of total revenues, for the three months ended March 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
Cost of revenues:
Product license	$366	2%	$415	2%
Services	3,951	24%	4,498	22%
Maintenance	1,436	9%	1,276	6%
Amortization of purchased technology	—	—%	679	3%

	5,753	35%	6,868	33%

Gross profit	$10,474	65%	$13,361	67%

Cost of product license revenues consists primarily of license fees paid to third parties under technology license arrangements, and, as a percentage of license revenues, have not been significant to date.

Cost of services revenues consists primarily of personnel and related costs of providing professional services and training services. The decrease in cost of services revenue was due primarily to a reduction in the number of internal professional services employees.

Cost of maintenance revenues consists primarily of personnel and related costs of providing customer telephone support services under maintenance agreements. The increase in cost of maintenance revenue was due primarily to an increase in the number of customer support personnel.

The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of iLeverage, eClass Direct, Moss Software and certain intellectual property assets of Radnet. Purchased technology assets were fully amortized as of March 31, 2004.

Operating Expenses

Research and Development

The following table sets forth our research and development expenses for the three months ended March 31, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
Research and development	$6,630	41%	$6,673	33%

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses for the three months ended March 31, 2005 are comparable to the same period in the prior year.

Sales and Marketing

The following table sets forth our sales and marketing expenses for the three months ended March 31, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
Sales and marketing	$7,337	45%	$8,431	42%

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decrease in these expenses was primarily due to a reduction in the number of sales and marketing employees. The number of sales and marketing employees decreased from 112 as of March 31, 2004 to 89 as of March 31, 2005. Of the total reduction, 16 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

General and Administrative

The following table sets forth our general and administrative expenses for the three months ended March 31, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
General and administrative	$4,078	25%	$2,705	13%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The increase in these expenses was primarily due to an increase in legal costs associated with a legal action filed by us against a private third party to protect our intellectual property rights. Excluding these legal costs, a portion of which we expect to be non-recurring, our general and administrative expenses for 2005 would have been lower than expenses in 2004.

Restructuring Charges

The following table sets forth our restructuring charges for the three months ended March 31, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
Restructuring charges	$237	1%	$636	3%

In the quarter ended September 30, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align our cost structure with current market conditions.

Restructuring charges recorded in the three months ended March 31, 2005 relate to severance and related charges under Plan 4 initiated during the current quarter. Restructuring charges recorded in the same period in the prior year relate to changes in estimated lease costs related primarily to facilities located in Chicago, Illinois and San Mateo, California. See Note 5 in Notes to Condensed Consolidated Financial Statements for more details.

Other Income, Net

The following table sets forth our other income, net for the three months ended March 31, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005		2004
Other income, net	$1,473	9%	$928	5%

Other income, net consists primarily of interest income on investments. The increase in interest income for the three months ended March 31, 2005 as compared to the same period in the prior year is primarily due to an increase in the average rate of return on our investments.

Liquidity and Capital Resources

Cash Flow

As of March 31, 2005, our primary sources of liquidity consisted of $160.3 million in cash, cash equivalents and investments in marketable securities and $84.2 million in long-term investments for a total of $244.5 million in cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

Net cash used in operating activities totaled less than $0.1 million and $4.8 million for the quarters ended March 31, 2005 and 2004, respectively. The decrease in cash used in operations is primarily due to a reduction in accounts receivable and an increase in deferred revenue resulting from strong cash collection in the current quarter.

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

Net cash provided by investing activities results primarily from the net movement from investments to cash and cash equivalents for the purpose of funding current operating activities. Net cash provided by investing activities totaled $3.5 million and $5.0 million for the quarters ended March 31, 2005 and 2004, respectively. This decrease is a result of less cash required for operating activities compared to the same period in the prior year.

Net cash provided by financing activities totaled $0.1 million and $2.8 million for the quarters ended March 31, 2005 and 2004, respectively. Cash provided by financing activities for each period resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options. These proceeds decreased for the quarter ended March 31, 2005 over the same period in the prior year due to a decline in the number of stock options exercised during the period.

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

Restricted Cash and Investments

From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of March 31, 2005, we had $5.7 million of restricted cash and investments, $0.5 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $5.2 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from March 31, 2005.

Contractual Obligations

Our contractual obligations as of March 31, 2005 are comprised of operating leases, purchase obligations and long-term liabilities. Our purchase obligations and long-term liabilities have not changed materially since December 31, 2004.

Operating Leases. We lease certain facilities under operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of March 31, 2005 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Sublease Income Receivable	Total, Net
2005	$7,222	$(1,744)	$5,478
2006	6,655	(1,606)	5,049
2007	6,581	(1,532)	5,049
2008	6,631	(1,390)	5,241
2009	6,750	(1,354)	5,396
2010 and thereafter	16,828	(3,306)	13,522

	$50,667	$(10,932)	$39,735

Net operating lease commitments shown above include $25.8 million of operating lease commitments net of contractual sublease income under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of March 31, 2005. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

Off-Balance Sheet Arrangements

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2004 or March 31, 2005 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of our Japanese subsidiary, Epiphany Software, K.K. (“Epiphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. The fair value of these indemnification provisions were not material to our financial position, results of operations or cash flows for the three months ended March 31, 2005.

We indemnify our directors and officers in their capacity as such. To date, we have not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the quarter ended March 31, 2005.

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to FASB Statement No. 123, Share-Based Payment (“FASB No. 123R”) which eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair value method. This statement is effective for companies’ first fiscal year ending after June 15, 2005 and allows companies to choose between two of the following methods of adoption: (i) A “modified prospective” method in which compensation cost is recognized beginning with the effective date, or (ii) A “modified retrospective” method which permits entities to restate prior period financial statements based on the amounts previously disclosed in the footnotes to the financial statements under Statement 123.

Had we adopted FASB No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”)

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004 (“FAS 109-2”). The AJCA introduces an 85% dividends received deduction for a limited time on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We are currently in a net loss position in our foreign operations and have substantial net operating losses both in the U.S. and abroad that can be used to offset taxable income for many years. As a result, we do not expect FAS 109-2 to have a material impact on our financial condition, results of operations or cash flows.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risks discussed below, together with all of the other information included in this quarterly report on Form 10-Q before investing in Epiphany. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of losses, may incur losses in the future and may not be able to achieve or sustain annual profitability.

We incurred net losses of $6.4 million for the quarter ended March 31, 2005, $14.2 million for the year ended December 31, 2004, and $24.2 million for the year ended December 31, 2003. We had an accumulated deficit of $3.5 billion as of March 31, 2005. We expect to continue to incur losses in the foreseeable future. These losses may be substantial and we may not be able to achieve or sustain annual profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve and maintain profitability.

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

Although no single customer accounted for more than 10% of total revenues for the three months ended March 31, 2005, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended March 31, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.

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

If we do not manage reductions in the size of our business, our operating results will be harmed.

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

We market and sell our products and services abroad. Our revenue from the sale of our products and services outside of the United States accounted for 34% of our total revenues for the quarter ended March 31, 2005. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

Our international business operations require a significant amount of attention from our management and substantial financial resources. As of March 31, 2005, we had 80 employees located in Europe and Canada.

If we do not develop new products or improve our existing products to meet or adapt to the changing needs and standards of our industry, sales of our products may decline.

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

If we do not successfully develop and maintain products compatible with currently popular operating systems, database versions or programming standards, we may lose sales and revenues. In addition, users access our products on their network through standard Internet browsers such as Microsoft Internet Explorer. If we do not obtain access to developer versions of any of these software products, we may be unable to build and enhance our products on schedule. After installation, our products interface directly with a variety of other enterprise applications, including systems from Oracle, PeopleSoft, Siebel Systems and SAP, running on a variety of computer operating systems. If we do not enhance our software to interface with new versions of these products, we may lose potential and existing customers. If we lose customers, our revenues and profitability may be harmed.

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

From time to time, patent holders contact us for the purpose of licensing to us various intellectual property rights that they claim we infringe. We cannot assure you that the holder of such patents will not file litigation against us or that we would prevail in the case of such litigation. For example, in February 2005, New York University filed a complaint against us in United States District court for the Southern District of New York, alleging patent infringement. Any litigation regarding intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. This is true even if we are ultimately successful in defending against such litigation. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or result in infringement claims against our licensees, giving rise to an obligation by us to indemnify and hold our licensees harmless against such claims.

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

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. For example, in May 2004, we filed an action in the San Mateo Superior Court for statutory and common law misappropriation of trade secrets, conversion and statutory unfair competition against two individual defendants and a private company comprised principally of our former employees. On June 10, 2004, the Court issued a preliminary injunction against all defendants prohibiting their use or disclosure of certain customer-related Epiphany proprietary information. On January 21, 2005, the Court ordered a second preliminary injunction against one of the individual defendants prohibiting the use or disclosure of certain Company-related information, and a consent judgment permanently enjoining such use or disclosure by the defendants has since been entered. Trial is currently set for May 23, 2005. If we do not successfully enforce our intellectual property rights, our competitive position may be significantly harmed.

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

We may need to take additional accounting charges for the impairment of our intangible assets, which would harm our operating results in future periods.

Acquired goodwill and other intangible assets with indefinite useful lives are not amortized over time, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. We did not identify events or circumstances during the three months ended March 31, 2005 which would more likely than not reduce the fair value of previously recorded intangible assets and, thus, we did not take an impairment charge in the quarter ended March 31, 2005. In the future, we may determine that our intangible assets are impaired, which will require us to take an accounting charge in such accounting period. The likelihood that we will take an impairment charge against the carrying value of goodwill or the other intangible assets on our balance sheet is increased when the book value of our assets exceeds the fair market value of our outstanding common stock or where our projections of our near term revenues decline, among other factors. If we take an impairment charge on our intangible assets, our operating results will be harmed in the accounting period when such charge is incurred.

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

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of March 31, 2005, we had international operations in Asia, Australia, Europe, Canada and Latin America and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S.

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

As of March 31, 2005, we held $21.5 million in cash and cash equivalents consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.2 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of March 31, 2005, we held $223.0 million in investments in marketable securities and long-term investments. These securities either have maturity dates between three months and two years from the date of purchase or are auction rate securities. These auction rate securities have maturity dates of greater than 10 years, however, we classify them as investments in marketable securities because they have reset dates of less than 45 days and we have the ability and intent to sell them in less than one year from their purchase dates. A decline in interest rates over time would reduce our interest income from our investments in marketable securities and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.2 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $1.8 million. Alternatively, a decrease in interest rates over time would cause the fair market value of our portfolio to increase. An immediate and uniform decrease in interest rates of 100 basis points would cause the fair market value of these items to increase by approximately $1.8 million.

As of March 31, 2005, we did not have any outstanding debt.

The following summarizes our investments, weighted average yields and expected maturity dates as of March 31, 2005 (in thousands, except interest rates):

	Maturing during 2005	Maturing during 2006	Maturing Thereafter	Total
Commercial paper	$—	$—	$—	$—
Weighted average yield	—	—	—	—
Corporate bonds	$24,520	$24,257	$3,106	$51,883
Weighted average yield	1.86%	2.55%	3.88%	2.30%
Government notes/bonds (1)	$68,951	$78,435	$5,954	$153,340
Weighted average yield	2.41%	2.62%	3.52%	2.56%
Auction rate securities (2)	$17,800	$—	$—	$17,800
Weighted average yield	2.90%	—	—	2.90%

Total investment securities	$111,271	$102,692	$9,060	$223,023

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.
(2)	Auction rate securities consist primarily of taxable municipal bonds having reset dates of less than 45 days. A significant portion of our investments in marketable securities consist of these instruments as they typically provide a higher rate of return than money market funds while maintaining a low level of risk and a high degree of liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms related to Epiphany, including our consolidated subsidiaries.

Changes in Internal Control Over Financial Reporting

In addition, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against us other than as disclosed in Note 4 of Notes to Consolidated Financial Statements. From time to time, we may become a party to litigation and subject to claims incident to the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, results of operations or financial condition.

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

EPIPHANY, INC.

DATE: May 6, 2005	SIGNATURE:	/s/ Karen A. Richardson
Karen A. Richardson
Chief Executive Officer

DATE: May 6, 2005	SIGNATURE:	/s/ Kevin J. Yeaman
Kevin J. Yeaman
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3(3)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Stock Certificate.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.