Form 10-Q
period 2005-06-30
E PIPHANY INC
filed 2005-08-05
CIK 1089613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2005, was 77,581,754

EPIPHANY, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPIPHANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,856	$18,080
Investments in marketable securities	147,382	131,090
Accounts receivable, net	7,019	11,677
Prepaid expenses and other assets	3,913	4,849
Short-term restricted cash and investments	542	266

Total current assets	177,712	165,962
Long-term investments	72,930	96,404
Long-term restricted cash and investments	4,054	5,432
Property and equipment, net	3,043	4,621
Goodwill	81,499	81,499
Other assets	243	301

Total assets	$339,481	$354,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860	$1,194
Accrued compensation	5,208	5,850
Accrued other	7,252	7,186
Current portion of restructuring costs	4,107	5,532
Deferred revenue	13,976	14,011

Total current liabilities	32,403	33,773
Restructuring costs, net of current portion	15,660	15,904
Other long-term liabilities	207	232

Total liabilities	48,270	49,909

Commitments and contingencies
Stockholders’ equity:
Common stock	7	7
Additional paid-in capital	3,833,250	3,831,571
Accumulated other comprehensive loss	(2,441)	(2,230)
Deferred Compensation	(1,013)	(1,166)
Accumulated deficit	(3,538,592)	(3,523,872)

Total stockholders’ equity	291,211	304,310

Total liabilities and stockholders’ equity	$339,481	$354,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

EPIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product license	$3,857	$7,638	$8,149	$14,744
Services	5,059	5,059	9,258	10,594
Maintenance	7,777	7,729	15,513	15,317

	16,693	20,426	32,920	40,655

Cost of revenues:
Product license	168	387	534	802
Services	4,344	4,352	8,295	8,850
Maintenance	1,401	1,370	2,837	2,646
Amortization of purchased technology	—	—	—	679

	5,913	6,109	11,666	12,977

Gross profit	10,780	14,317	21,254	27,678

Operating expenses:
Research and development	6,021	6,368	12,651	13,041
Sales and marketing	6,900	8,953	14,237	17,384
General and administrative	5,405	3,136	9,483	5,841
Restructuring charges	2,163	375	2,400	1,011
Stock-based compensation	77	—	154	—

Total operating expenses	20,566	18,832	38,925	37,277

Loss from operations	(9,786)	(4,515)	(17,671)	(9,599)

Other income, net	1,588	903	3,061	1,831

Net loss before provision for taxes	$(8,198)	$(3,612)	$(14,610)	$(7,768)

Provision for taxes	101	35	110	81

Net Loss	$(8,299)	$(3,647)	$(14,720)	$(7,849)

Basic and diluted net loss per share	$(0.11)	$(0.05)	$(0.19)	$(0.10)

Shares used in computing basic and diluted net loss per share	77,076	75,765	76,863	75,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

EPIPHANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,720)	$(7,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,646	2,163
Stock-based compensation	154	—
Non-cash restructuring costs	335	—
Amortization of purchased technology	—	679
Accounts receivable	4,658	2,243
Prepaid expenses and other assets	994	1,500
Accounts payable	666	(291)
Accrued liabilities and compensation	(601)	(4,149)
Restructuring costs	(1,633)	(3,062)
Deferred revenue	(35)	(1,175)

Net cash used in operating activities	(8,536)	(9,941)

Cash flows from investing activities:
Purchases of property and equipment	(573)	(668)
Proceeds from maturities of investments	130,690	178,944
Loss on disposal of property and equipment	133	68
Restricted cash and investment	1,102	932
Purchases of investments	(123,624)	(179,349)

Net cash provided (used) by investing activities	7,728	(73)

Cash flows from financing activities:
Proceeds from sale of common stock	1,676	5,832

Net cash provided by financing activities	1,676	5,832

Effect of foreign exchange translation	(92)	(244)

Net increase (decrease) in cash and cash equivalents	776	(4,426)
Cash and cash equivalents at beginning of period	18,080	30,468

Cash and cash equivalents at end of period	$18,856	$26,042

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal recurring adjustments and restructuring charges in each of the periods presented) which are, in the opinion of management, necessary to state fairly the financial position of Epiphany as of June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Epiphany and its subsidiaries. As of June 30, 2005, the Company owns 100% of the outstanding stock of all its subsidiaries. Intercompany accounts and transactions have been eliminated.

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

From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and investments. As of June 30, 2005, we had $4.6 million securing letters of credit, which are classified as restricted cash and investments in the accompanying Condensed Consolidated Balance Sheets. The classification of restricted cash and investments as short-term or long-term is determined based on the termination date of the underlying lease agreement irrespective of the expiration date of the letter of credit, as the Company is contractually required to maintain letters of credit during the lease term.

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

The Company’s customer base consists of businesses in Asia, Australia, Europe, Latin America and North America. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential credit losses. Historically, such reserves have been adequate to cover the actual losses incurred. No individual customer accounted for more than 10% of our total revenues for the three and six months ended June 30, 2005. As of June 30, 2005, one customer accounted for 16% of our total accounts receivable balance. Two individual customer account receivable balances accounted for 17% and 12%, respectively, of our total accounts receivable as of December 31, 2004.

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

Acquired goodwill and other intangible assets with indefinite useful lives are not amortized over time, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. The Company performs annual impairment tests in the fourth quarter of each year. The Company completed annual impairment tests on its Goodwill and Purchased Intangibles assets during the fourth quarter of 2004 and 2003, which did not result in an impairment charge. The Company intends to perform annual impairment testing in the fourth quarter of 2005. The Company did not identify events or circumstances during the three and six months ended June 30, 2005 which would more likely than not reduce the fair value of previously recorded intangible assets.

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

When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the consulting or implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and professional services revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts” (“SOP 81-1”). To date, when the Company has been primarily responsible for the implementation of the software, services have been considered essential to the functionality of the software products and therefore license and services revenue have been recognized pursuant to SOP 81-1. The Company follows the percentage of completion method since reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours to complete the project under the input method. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of one year. The Company’s services are generally warranted to be performed consistent with industry standards for a period of ninety days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of June 30, 2005 or December 31, 2004. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS No. 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not provided for an infringement indemnification accrual as of June 30, 2005 or December 31, 2004 and has not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

During the quarter ended September 30, 2003, the Company sold all of the outstanding capital stock of its Japanese subsidiary, Epiphany Software, K.K. (“Epiphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. No claims have been made under this indemnification as of June 30, 2005. The fair value of these indemnification provisions were not material to the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2005.

The Company indemnifies its directors and officers in their capacity as such. To date, the Company has not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2005.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 using the Black-Scholes stock option pricing model (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,299)	$(3,647)	$(14,720)	$(7,849)
Add: Stock-based employee compensation expense included in reported net loss, net of tax effects	77	—	154	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(1,953)	(4,755)	(4,346)	(11,274)

Pro forma net loss	$(10,175)	$(8,402)	$(18,912)	$(19,123)

Loss per share:
Basic and diluted—as reported	$(0.11)	$(0.05)	$(0.19)	$(0.10)
Basic and diluted—pro forma	$(0.13)	$(0.11)	$(0.25)	$(0.25)

During the fourth quarter of 2004, the Company recorded an aggregate of $1.2 million of deferred compensation in connection with restricted stock granted to certain officers of the Company, which the Company is amortizing on a straight-line basis over the respective vesting periods. The Company has reflected $77,000 and $154,000 in compensation expense associated with these restricted shares in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2005.

During the Company’s application of the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2004, the Company made certain corrections to its pro forma charges for the three and six months ended June 30, 2004. These amounts were previously reported as $4.0 million and $9.5 million for the three and six months ended June 30, 2004.

3. Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(8,299)	$(3,647)	$(14,720)	$(7,849)
Basic and diluted:
Weighted average shares of common stock outstanding	77,361	75,765	77,148	75,378
Less: Weighted average shares subject to repurchase	(285)	—	(285)	(1)

	77,076	75,765	76,863	75,377

Basic and diluted net loss per common share	$(0.11)	$(0.05)	$(0.19)	$(0.10)

The Company excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options excluded due to the exercise price exceeding the average fair market value of the Company’s common stock during the period	10,323	7,317	9,944	7,133
Options for which the exercise price was less than the average fair market value of the Company’s common stock during the period that were excluded as inclusion would decrease the Company’s net loss per share	1,410	4,588	1,565	5,059
Common shares excluded resulting from common stock subject to repurchase	285	—	285	1

Total common stock equivalents excluded from diluted net loss per common share	12,018	11,905	11,794	12,193

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

The Company, two of its current officers, one of its former officers and three underwriters in its initial public offering (“IPO”) were named as defendants in a consolidated shareholder lawsuit in the United States District Court for the Southern District of New York, In re E.piphany, Inc. Initial Public Offering Securities Litigation, 01-CV-6158. This is one of a number of actions coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, 21 MC 92. Plaintiffs in the coordinated proceeding have brought claims under the federal securities laws against numerous underwriters, companies, and individuals, alleging generally that defendant underwriters engaged in improper and undisclosed activities concerning the allocation of shares in the IPOs of more than 300 companies during the period from late 1998 through 2000. Specifically, among other things, the plaintiffs allege that the prospectus pursuant to which shares of Company common stock were sold in the Company’s IPO contained certain false and misleading statements regarding the practices of the Company’s underwriters with respect to their allocation of shares of common stock in the Company’s IPO to their customers and their receipt of commissions from those customers related to such allocations, and that such statements and omissions caused the Company’s post-IPO stock price to be artificially inflated. The consolidated amended complaint in the Company’s case seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between September 21, 1999 and December 6, 2000. The court has appointed a lead plaintiff for the consolidated action. The underwriter and issuer defendants filed motions to dismiss. These motions were denied as to all the underwriter defendants and the majority of issuer defendants, including the Company. The individual defendants have been dismissed from the action without prejudice pursuant to a tolling agreement. In June 2004, a stipulation for the settlement and release of claims against the issuer defendants, including the Company, was submitted to the court. On February 15, 2005, the court granted preliminary approval of the settlement, subject to the parties’ modification of a proposed bar order relating to potential contribution claims. The settlement is subject to a number of conditions, including the final approval of the court. If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

On February 8, 2005, New York University (“NYU”) filed a complaint against the Company in the United States District Court for the Southern District of New York, alleging patent infringement. The Company has answered the complaint. The Company believes it has meritorious defenses and intends to vigorously defend itself.

5. Restructuring

In the quarter ended September 30, 2001, the Company began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align the

Company’s cost structure to current market conditions. Charges for these restructuring activities have been recorded in accordance with Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), and SFAS No. 112, “Employers’ Accounting for Post-employment Benefits”, as applicable. In accordance with these standards, specified restructuring activities are deemed the commencement of a separate restructuring plan in the quarter in which those activities could be specifically identified. The first plan was initiated in the quarter ended September 30, 2001 (“Plan 1”). The second plan, initiated during the quarter ended June 30, 2002, consisted of actions which were primarily supplemental to Plan 1 (“Plan 2”). A third plan was initiated during the quarter ended June 30, 2003 (“Plan 3”) and a fourth plan was initiated during the quarter ended March 31, 2005 (“Plan 4”). Charges for these plans were based on assumptions and related estimates that were appropriate for the economic environment that existed at the time these charges were recorded. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S. and the United Kingdom, we have made subsequent adjustments to the initial restructuring charges recorded under these plans. The following table summarizes the Company’s restructuring accrual as of June 30, 2005 (in thousands):

	Severance and Related Charges	Impairment of property and equipment	Lease Costs	Other Restructuring Activities	Total
Accrued balance at December 31, 2003	$—	$—	$27,704	$—	27,704
Charges accrued during 2004 – Plan2	—	—	—	—	—
Adjustments to previous estimates – Plan 1	—	—	828	—	828
Adjustments to previous estimates – Plan 2	—	—	(164)	—	(164)
Adjustments to previous estimates – Plan 3	—	—	6	6	12
Cash payments – Plan 1	—	—	(6,264)	—	(6,264)
Cash payments – Plan 2	—	—	(642)	—	(642)
Cash payments – Plan 3	—	—	(32)	(6)	(38)

Accrued balance at December 31, 2004			21,436	—	21,436

Charges accrued during 2005 – Plan 4	253	373	1,703	—	2,329
Accretion Charge – Plan 4	—	—	16	—	16
Adjustments to previous estimates – Plan 1	—	—	55	—	55
Cash payments – Plan 1	—	—	(2,464)	—	(2,464)
Cash payments – Plan 2	—	—	(594)	—	(594)
Cash payments – Plan 3	—	—	(6)	—	(6)
Cash payments – Plan 4	(253)	—	(44)	—	(297)
Non-cash activity – Plan 2	—	—	(298)	—	(298)
Non-cash activity – Plan 4	—	(373)	(37)	—	(410)

Accrued balance at June 30, 2005	—	—	19,767	—	19,767
Less: current portion	—	—	4,107	—	4,107

Restructuring costs, net of current portion	$—	$—	15,660	$—	15,660

Severance and related charges consist primarily of involuntary termination benefits and related payroll taxes resulting from a reduction in workforce. The impairment of property and equipment primarily relates to leasehold improvements and other property and equipment impaired as a result of the abandonment of leased facilities and a reduction in workforce. Lease costs reflect remaining operating lease obligations and brokerage fees stated at actual costs reduced by estimated sublease income. The Company calculates the estimated costs of abandoning these leased facilities, including estimated sublease costs and income, with the assistance of market information trend analyses provided by commercial real estate brokerage firms retained by the Company. The accretion charge represents the amortization of the difference between the net present value (NPV) of obligations and the absolute value of obligations.

Year Ended December 31, 2004

For the year ended December 31, 2004, the Company recorded adjustments to previously-recorded restructuring estimates totaling $0.7 million primarily associated with facilities in Illinois, California, and the United Kingdom.

Plan 4 Activity Quarter and six months ended June 30, 2005

On February 15, 2005, the Company adopted a restructuring plan designed to reduce operating expenses and to further focus its resources on its core markets (“Plan 4”). The total restructuring charges incurred under Plan 4 during the six months ended June 30, 2005 were approximately $2.4 million, of which $2.1 million is comprised of lease termination costs related to the abandonment of leased facilities in the United Kingdom and Boston, Massachusetts including the write-off of certain property and equipment totaling $0.4 million. The remaining $0.3 million relates to employee related termination costs. Under SFAS No, 146 “Accounting for Costs associated with Exit or Disposal Activities” the restructuring charges are recorded at the net present value of the future obligations. Future restructuring charges against Plan 4 will be attributable to accretion charges and, potentially, severance charges.

Plans 1, 2 and 3 have been accounted for using the guidance of EITF 94-3 “Liability Recognition for Costs to Exit an Activity”, under which charges were recorded at the absolute value of the future obligations.

The accrued liability of $19.8 million at June 30, 2005 is net of $29 million of estimated sublease income. Of this total sublease income, $18.5 million represents future sublease income due under non-cancelable subleases and $10.5 million represents our estimates of future sublease income on excess facilities we expect to sublease in the future. Our ability to generate this amount of sublease income, as well as our ability to terminate certain lease obligations at the amounts we have estimated, is highly dependent upon the existing economic conditions, particularly lease market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount we have accrued is our best estimate, these estimates are subject to change and may require periodic adjustment as conditions change through the implementation period. If macroeconomic conditions, particularly as they pertain to the commercial real estate market, continue to worsen, we may be required to increase our estimated cost to exit certain facilities. The current estimates accrued for abandoned leases, net of anticipated sublease proceeds, are projected to be paid over their respective lease terms through 2017.

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

The Company classifies revenues based on the country in which the applicable sales contracts originate. The following table details revenues by country (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States	$11,696	$14,359	$22,811	$28,835
United Kingdom	2,529	2,669	4,888	5,888
Rest of World	2,468	3,398	5,221	5,932

Total	$16,693	$20,426	$32,920	$40,655

7. Purchased Intangible Assets

Definite lived intangible assets were fully amortized as of June 30, 2004. There was $679,000 of amortization charges in the period ended March 31, 2004 and none thereafter.

8. Comprehensive Loss

Comprehensive loss consists of net loss plus all other non-owner changes in equity. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(8,299)	$(3,647)	$(14,720)	$(7,849)
Change in unrealized gain on investments	594	(1,673)	(116)	(1,439)
Change in foreign currency translation adjustment	2	(61)	(92)	(244)

Comprehensive losses	$(7,703)	$(5,381)	$(14,928)	$(9,532)

9. Subsequent Event

ProposedMmerger with SSA Global Technologies, Inc.

On August 3, 2005, the Company entered into an Agreement and Plan of Merger, or merger agreement, by and among SSA Global Technologies, Inc. (“SSA”), SSA-E Merger Subsidiary, Inc., a wholly-owned subsidiary of SSA (“Merger Sub”), SSA-E Acquisition Subsidiary, Inc., a wholly-owned subsidiary of SSA (“Acquisition Sub”), and Epiphany. Pursuant to the merger agreement, Acquisition Sub will purchase substantially all of the intellectual property assets of Epiphany and then Merger Sub will merge with and into Epiphany, with the result that Epiphany shall be the surviving corporation and shall become a wholly-owned subsidiary of SSA. As a result of the merger, each share of Epiphany common stock issued and outstanding immediately prior to the effective time of the merger shall be converted into the right to receive $4.20. In addition, all options or other rights to purchase capital stock of Epiphany outstanding under the Company’s existing stock option plans with exercise prices below $4.20 per share will be cashed out for the difference between $4.20 per share and the exercise price of such options. All options or other rights to purchase capital stock of Epiphany outstanding under Epiphany’s existing stock option plans with exercise prices above $4.20 will be cancelled. In addition, if the merger is terminated under specified circumstances, the Company may be required to pay SSA a termination fee under the merger agreement in the amount of $8.23 million, plus expenses of up to an additional $1.65 million.

The consummation of the merger is subject to the approval of the Company’s stockholders, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws and other customary closing conditions. There can be no assurance that the closing conditions to the merger will be met or that the transaction will be consummated. The Company’s business and stock price could be negatively impacted if the pending transaction is not completed due to any of the factors set forth in the Risk Factor section of this quarterly report. Please see the section entitled “Risk Factors – Our proposed merger with SSA Global involves a high degree of risk, including the following risks” for a discussion of the risks in connection with the pending transaction.

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

Overview

Background

We were founded in November 1996 and were primarily engaged in research and development activities until early 1998 when we shipped our first software product and generated our first revenues from software license, professional services and maintenance fees. In September 1999 and January 2000, we raised approximately $426 million through the sale of our common stock in registered public offerings to fund growth and to acquire complementary businesses and technologies. During 2000 and 2001, we completed several acquisitions using stock consideration, including the acquisition of RightPoint Software, Inc., Octane Software, Inc. and Moss Software, Inc.

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

The general economic slowdown has continued to apply substantial pressure on the CRM industry. Small competitors are facing weakening financial conditions which has resulted in competitive pricing pressures. In addition, the consolidation of software vendors and the resulting volatility in the marketplace has further delayed technology spending decisions for some of our potential customers. These factors have combined to result in longer than expected sales cycles and lower average selling prices for license transactions. In addition, we experienced poor sales productivity in North America during 2004, in part, because of the general IT spending environment and attrition within our sales personnel, including the departure of our Senior Vice President of Worldwide Field Operations in July 2004.

As a result of these factors, we experienced a decline in revenues to $79 million in 2004. During the first half of 2005, we have experienced a continued decline in revenues with revenues of $33 million for the six months ended June 30, 2005 as compared to $41 million for the same period in 2004. Our product license revenue was $8.1 million for the six months ended June 30, 2005 as compared to $14.7 million for the same period in 2004. The decrease in our product license revenue is primarily due to continued weakness in the Customer Relationship Management (CRM) enterprise software environment, changes in sales personnel, fewer large transactions and the impact of our transition from a broad sales and marketing focus to our core markets. We have experienced a decline in licenses sold and a decline in the average selling price per license sold.

Our Proposed Merger with SSA Global Technologies, Inc.

On August 3, 2005, the Company entered into an Agreement and Plan of Merger, or merger agreement, by and among SSA Global Technologies, Inc. (“SSA”), SSA-E Merger Subsidiary, Inc., a wholly-owned subsidiary of SSA (“Merger Sub”), Acquisition Subsidiary, Inc., a wholly-owned subsidiary of SSA (“Acquisition Sub”), and Epiphany. Pursuant to the merger agreement, SSA-E Acquisition Sub will purchase substantially all of the intellectual property assets of Epiphany and then Merger Sub will merge with and into Epiphany, with the result that Epiphany shall be the surviving corporation and shall become a wholly-owned subsidiary of SSA. As a result of the merger, each share of Epiphany common stock issued and outstanding immediately prior to the effective time of the merger shall be converted into the right to receive $4.20. In addition, all options or other rights to purchase capital stock of Epiphany outstanding under the Company’s existing stock option plans with exercise prices below $4.20 per share will be cashed out for the difference between $4.20 per share and the exercise price of such options. All options or other rights to purchase capital stock of Epiphany outstanding under Epiphany’s existing stock option plans with exercise prices above $4.20 will be cancelled. In addition, if the merger is terminated under specified circumstances, the Company may be required to pay SSA a termination fee under the merger agreement in the amount of $8.23 million, plus expenses of up to an additional $1.65 million.

The consummation of the merger is subject to the approval of the Company’s stockholders, expiration or termination of certain waiting periods under United States and applicable foreign antitrust laws and other customary closing conditions. There can be no assurance that the closing conditions to the merger will be met or that the transaction will be consummated. The Company’s business and stock price could be negatively impacted if the pending transaction is not completed due to any of the factors set forth in the Risk Factor section of this quarterly report. Please see the section entitled “Risk Factors – Our proposed merger with SSA Global involves a high degree of risk, including the following risks” for a discussion of the risks in connection with the pending transaction.

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

Sources of Revenue

We generate revenues principally from licensing our software products directly to customers and providing related services including implementation, professional, maintenance and training services. Through June 30, 2005, the substantial majority of our revenues were generated by our direct sales force. Our license agreements generally provide that customers pay a software license fee to perpetually use one or more software products within specified limits. The amount of the license fee varies depending on which software products are purchased, the number of software products purchased and the scope of usage rights. Customers can subsequently pay additional license fees to expand the right to use previously licensed software products, or to purchase additional software products. Our software products are made available to our customers electronically via Internet download or on compact disk.

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

To date, when we have been primarily responsible for the implementation of the software under a customer contract, both product license revenues and service revenues are recognized under the percentage of completion contract method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). This is based on our assessment that the implementation services for these arrangements are essential to the functionality of our software. Throughout the year ended December 31, 2004 and the three and six months ended June 30, 2005, third-party consulting organizations have been primarily responsible for implementation services for the majority of our license arrangements. As a result, approximately 13% and 11% of license revenue was recognized under SOP 81-1 during the three and six months ended June 30, 2005. This figure was 6% for the three months ended June 30, 2004.

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

Our net goodwill asset was $81.5 million as of June 30, 2005 and December 31, 2004. We perform an annual impairment test on goodwill. We also perform an impairment test on goodwill and purchased intangible assets when events occur or circumstances change that would more likely than not reduce the fair value of these previously recorded intangible assets. If the fair value of such assets is considered to be reduced, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Fair market value is determined by independent valuation experts using, among other things, discounted future cash flow techniques. Estimating discounted future cash flows requires significant management judgment concerning revenue, profitability and discount rates. Differences between forecasted and actual results as well as changes in the general economic environment could result in material write-downs of goodwill and purchased intangible assets. We performed an annual impairment test on December 31, 2004 and determined that no impairment existed at that time. In addition, the Company did not identify events or circumstances during the three and six months ended June 30, 2005 which would more likely than not reduce the fair value of previously recorded intangible assets. During the quarters ended March 31, 2005, the Company’s market capitalization declined. In addition, we reduced our projections of the Company’s near term revenues. Future declines in market capitalization or any further downward revisions to our projected revenues may result in an impairment charge in future periods.

Restructuring Charges

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges, primarily in connection with the abandonment of certain leased facilities. The lease abandonment costs were estimated to include remaining lease liabilities and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to sublease the facilities and the likely sublease rates. These estimates are based on market trend information analyses provided by commercial real estate brokerage firms retained by us. We review these estimates each reporting period and, to the extent that market conditions and our assumptions change, adjustments to the restructuring accrual are recorded. If the real estate market worsens and we are not able to sublease the properties as early as, or at the rates estimated, the accrual will be increased, which would result in additional restructuring costs in the period in which such determination is made. If the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, the accrual may be decreased, which would increase net income in the period in which such determination is made. The accrued liability of $19.8 million as of June 30, 2005 relates primarily to lease abandonment costs and is net of $29 million of estimated sublease income. Sublease income is comprised of future minimum sublease payments as well as the reimbursement of future expected operating expenses. Of this total sublease income, $18.5 million represents future sublease income due under non-cancelable subleases and $10.5 million represents our estimate of future sublease income from excess facilities that we expect to sublease in the future.

Future expected payments of lease costs net of contractual and projected sublease receipts which have been included in our accrued restructuring costs are as follows (in thousands):

Year Ended December 31,	Lease Costs.
2005	$4,113
2006	2,314
2007	2,029
2008	2,050
2009	2,038
2010 and thereafter	7,223

$19,767

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

Results of Operations

Revenues

The following table sets forth our revenues, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2005 and 2004 (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Revenues:
Product license	$3,857	23%	$7,638	37%	$8,149	25%	$14,744	36%
Services	5,059	30%	5,059	25%	9,258	28%	10,594	26%
Maintenance	7,777	47%	7,729	38%	15,513	47%	15,317	38%

	$16,693	100%	$20,426	100%	$32,920	100%	$40,655	100%

The following table sets forth our revenues by geography, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2005 and 2004 (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
North America	$11,870	71%	$14,511	71%	$23,146	70%	$29,151	72%
Europe	4,770	29%	5,746	28%	9,660	30%	11,149	27%
Rest of world	53	-%	169	1%	114	-%	355	1%

	$16,693	100%	$20,426	100%	$32,920	100%	$40,655	100%

Product license revenue for the three months ended June 30, 2005 decreased by $3.8 million, or 50%, over product license revenue for the same period in the prior year. Product license revenue for the six months ended June 30, 2005 decreased by $6.6 million, or 45%, over product license for the same period in the prior year. As a percentage of total revenues, product license revenue decreased to 23% and 25% for the quarter and six months ended June 30, 2005 from 37% and 36% for the same periods in 2004. The decrease in product license revenue is primarily due to continued weakness in the Customer Relationship Management (CRM) enterprise software environment, changes in sales personnel, fewer large transactions and the impact of our transition from a broad sales and marketing focus to a narrower focus on our core markets. We have experienced a decline in licenses sold and in the average selling price per license sold.

Services revenue consists of revenue from professional and training services. Services revenue for the three months ended June 30, 2005 remained unchanged from the second quarter of 2004. As a percentage of revenue, there is a slight increase for the second quarter of 2005. Service revenue for the six months ended June 30, 2005 decreased by $1.3 million, or 13%, over the same period of 2004. The decrease for the six months resulted from a decrease in both the number and size of engagements for which services were rendered due to a decrease in product sales. Maintenance revenue for the three and six months ended June 30, 2005 was comparable to maintenance revenue for the three and six months ended June 30, 2004.

Cost of Revenues

The following table sets forth our cost of revenues and gross profit, both in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended June 30, 2005 and 2004 (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Cost of revenues:
Product license	$168	1%	$387	2%	$534	2%	$802	2%
Services	4,344	26%	4,352	21%	8,295	25%	8,850	22%
Maintenance	1,401	8%	1,370	7%	2,837	8%	2,646	7%
Amortization of purchased technology	—	—	—	—	—	—	679	1%

	$5,913	35%	$6,109	30%	$11,666	35%	$12,977	32%

Gross profit	$10,780	65%	$14,317	70%	$21,254	65%	$27,678	68%

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

The amortization of purchased technology consists of amortization from technology purchased in the acquisitions of iLeverage, eClass Direct, Moss Software and certain intellectual property assets of Radnet. Purchased technology assets were fully amortized as of June 30, 2004.

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

Operating Expenses

Research and Development

The following table sets forth our research and development expenses for the three and six months ended June 30, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Research and development	$6,021	36%	$6,368	31%	$12,651	38%	$13,041	32%

Research and development expenses consist primarily of personnel and related costs associated with our product development efforts. Research and development expenses for the three and six months ended June 30, 2005 are comparable to the same period in the prior year.

Sales and Marketing

The following table sets forth our sales and marketing expenses for the three and six months ended June 30, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Sales and marketing	$6,900	41%	$8,953	44%	$14,237	43%	$17,384	43%

Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of trade shows, seminars, promotional materials and other sales and marketing programs. The decrease in these expenses was primarily due to a reduction in the number of sales and marketing employees. The number of sales and marketing employees decreased from 108 as of June 30, 2004 to 86 as of June 30, 2005. Of the total reduction, 20 related to the restructuring of our operations and the remainder related to voluntary and other terminations.

General and Administrative

The following table sets forth our general and administrative expenses for the three and six months ended June 30, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
General and administrative	$5,405	32%	$3,136	15%	$9,483	29%	$5,841	14%

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, legal and administrative personnel. The increase in these expenses was primarily due to an increase in legal costs associated with a legal action filed by us against a private third party to protect our intellectual property rights. Excluding these litigation costs, our general and administrative expenses for 2005 would have been lower than expenses in 2004. We expect these litigation costs to be significantly lower in the third quarter and to be eliminated in the fourth quarter.

Restructuring Charges

The following table sets forth our restructuring charges for the three and six months ended June 30, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Restructuring charges	$2,163	13%	$375	2%	$2,400	7%	$1,011	2%

In the quarter ended September 30, 2001, we began restructuring worldwide operations to reduce costs and improve efficiencies in response to a slower economic environment. Since that time, operations have been streamlined, sales models have changed in certain geographies and facilities have been abandoned to align our cost structure with current market conditions.

Restructuring charges recorded in the six months ended June 30, 2005 relate primarily to the abandonment of leased facilities in the United Kingdom and Boston, Massachusetts under Plan 4 initiated during the first quarter of 2005. Restructuring charges recorded in the same period in the prior year relate to changes in estimated lease costs related primarily to facilities located in Chicago, Illinois and San Mateo, California. See Note 5 in Notes to Condensed Consolidated Financial Statements for more details.

Other Income, Net

The following table sets forth our other income, net for the three and six months ended June 30, 2005 and 2004, expressed both in absolute dollars and as a percentage of total revenues (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Other income, net	$1,588	10%	$903	4%	$3,061	9%	$1,831	5%

Other income, net consists primarily of interest income on investments. The increase in interest income for the three and six months ended June 30, 2005 as compared to the same period in the prior year is primarily due to an increase in the average rate of return on our investments.

Liquidity and Capital Resources

Cash Flow

As of June 30, 2005, our primary sources of liquidity consisted of $166.3 million in cash, cash equivalents and investments in marketable securities and $72.9 million in long-term investments for a total of $239.2 million in cash and investments. Long-term investments generally consist of securities that we intend to hold for more than one year with maturity dates of less than two years from the date of purchase.

Net cash used in operating activities totaled $8.5 million and $9.9 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash used in operations is primarily due to stronger cash collection in the first two quarters of 2005 as compared to the same period in 2004 resulting in a decrease in accounts receivable and flat deferred revenue.

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

Net cash provided by investing activities results primarily from the net movement from investments to cash and cash equivalents for the purpose of funding current operating activities. Net cash provided (used) by investing activities totaled $7.7 million and less than ($0.1) million for the six months ended June 30, 2005 and 2004, respectively. This increase is a result of less cash required for operating activities compared to the same period in the prior year.

Net cash provided by financing activities totaled $1.7 million and $5.8 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by financing activities for each period resulted from the receipt of proceeds from the issuance of common stock pursuant to the exercise of stock options. These proceeds decreased for the quarter ended June 30, 2005 over the same period in the prior year due to a decline in the number of stock options exercised during the period.

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

Restricted Cash and Investments

From time to time, we are required to obtain letters of credit that serve as collateral for our obligations to third parties under facility lease agreements. These letters of credit are secured by cash and cash equivalents and are recorded as restricted cash in the balance sheet. As of June 30, 2005, we had $4.6 million of restricted cash and investments, $0.5 million of which are classified as short-term and relate to facility lease agreements that have expiration dates within 12 months, and $4.1 million of which are classified as long-term and relate to facility lease agreements that have expiration dates greater than twelve months from June 30, 2005.

Contractual Obligations

Our contractual obligations as of June 30, 2005 are comprised of operating leases, purchase obligations and long-term liabilities. Our purchase obligations and long-term liabilities have not changed materially since December 31, 2004.

Operating Leases

We lease certain facilities under operating lease agreements which expire at various dates through 2017. In addition, we receive sublease income from non-cancelable subleases of excess facilities. Future minimum lease payments due and receivable under these leases as of June 30, 2005 were as follows (in thousands):

Year Ending December 31,	Operating Leases Due	Future Sublease Income	Total, Net
2005	$4,650	$(1,443)	$3,207
2006	6,692	(2,262)	4,430
2007	6,619	(2,247)	4,372
2008	6,672	(2,083)	4,589
2009	6,794	(2,023)	4,771
2010 and thereafter	16,653	(3,663)	12,990

	$48,080	$(13,721)	$34,359

Net operating lease commitments shown above include $21.2 million of operating lease commitments net of contractual sublease income under leases for abandoned facilities which are recorded as restructuring costs in the accompanying balance sheet as of June 30, 2005. We do not have commercial commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

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

Off-Balance Sheet Arrangements

We generally agree to indemnify our customers against legal claims that our software products infringe certain third-party intellectual property rights and account for our indemnification obligations under SFAS No. 5. In the event of such a claim, we are generally obligated to defend our customer against the claim and to either settle the claim at our expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, we agree to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, we have not been required to make any payment resulting from infringement claims asserted against our customers. As such, we have not provided for an infringement accrual as of December 31, 2004 or June 30, 2005 and have not deferred revenue recognition on license agreements which provide for a pro-rated refund over a five-year period.

During the quarter ended September 30, 2003, we sold all of the outstanding capital stock of our Japanese subsidiary, Epiphany Software, K.K. (“Epiphany Japan”), to Braxton Ltd. for approximately $4.2 million in cash. The stock purchase agreement contained customary representations, warranties and covenants of the parties, including covenants to indemnify each other in the event of a breach of warranty or representation. Claims under the indemnification covenants may be submitted within two years from the date of closing, for a maximum of $0.7 million, and only to the extent that losses exceed 10% of the purchase price. No claims have been made under this indemnification as of June 30, 2005. The fair value of these indemnification provisions were not material to our financial position, results of operations or cash flows for the three and six months ended June 30, 2005.

We indemnify our directors and officers in their capacity as such. To date, we have not been required to make any payment resulting from these indemnification obligations. Additionally, the fair value of these indemnification provisions was not material to our financial position, results of operations or cash flows for the quarter ended June 30, 2005.

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

Risks Related to the Proposed Merger with SSA Global Technologies, Inc.

Our proposed merger with SSA involves a high degree of risk, including the following risks.

Substantial expenses will be incurred and payments made even if the merger is not completed. The merger may not be completed. Whether or not the merger is completed, we and SSA and will incur substantial expenses in pursuing the merger. In addition, if the merger is terminated under specified circumstances, we may be required to pay SSA a termination fee under the merger agreement in the amount of $8.23 million, plus expenses of up to an additional $1.65 million. This termination fee could discourage other potential acquirers from seeking to enter into a business combination with us.

Failure to complete the merger could cause our stock price to decline and otherwise harm our business. If the merger is not completed for any reason, our stock price may decline because costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed or the market’s perceptions as to the reason why the merger was not consummated. Failure to complete the transaction could also cause our customers and employees to question the future of Epiphany as a stand-alone company.

If the conditions to the merger are not met, the merger will not occur. Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. We cannot assure you that each of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

Risks Related to our Business

We have a history of losses, may incur losses in the future and may not be able to achieve or sustain annual profitability.

We incurred net losses of $8.3 million and $14.7 million for the quarter and six months ended June 30, 2005, $14.2 million for the year ended December 31, 2004, and $24.2 million for the year ended December 31, 2003. We had an accumulated deficit of $3.5 billion as of June 30, 2005. We expect to continue to incur losses in the foreseeable future. These losses may be substantial and we may not be able to achieve or sustain annual profitability. Our operating results will be harmed if our revenues do not keep pace with our expenses or are not sufficient for us to achieve and maintain profitability.

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

Although no single customer accounted for more than 10% of total revenues for the three and six months ended June 30, 2005, a few large license transactions may from time to time account for a substantial amount of our license revenues. For example, for the quarter ended June 30, 2002, revenues from one customer accounted for 12% of total revenues. For the quarter ended December 31, 2002, revenues from one customer accounted for 17% of total revenues. If a customer or potential customer cancels or does not enter into a large transaction that we may anticipate in a certain quarter, or delays the transaction beyond the end of the quarter, our financial results in that quarter may be materially adversely affected.

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

We market and sell our products and services abroad. Our revenue from the sale of our products and services outside of the United States accounted for 29% of our total revenues for the quarter ended June 30, 2005. Doing business internationally involves greater expense and many additional risks and challenges, particularly:

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

Our international business operations require a significant amount of attention from our management and substantial financial resources. As of June 30, 2005, we had 85 employees located outside of the United States.

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

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. For example, in May 2004, we filed an action in the San Mateo Superior Court for statutory and common law misappropriation of trade secrets, conversion and statutory unfair competition against two individual defendants and a private company comprised principally of our former employees. On June 10, 2004, the Court issued a preliminary injunction against all defendants prohibiting their use or disclosure of certain customer-related Epiphany proprietary information. On January 21, 2005, the Court ordered a second preliminary injunction against one of the individual defendants prohibiting the use or disclosure of certain Company-related information, and a consent judgment permanently enjoining such use or disclosure by the defendants has since been entered. The trial was conducted in June and July 2005 and the matter remains under submission. If we do not successfully enforce our intellectual property rights, our competitive position may be significantly harmed.

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

Acquired goodwill and other intangible assets with indefinite useful lives are not amortized over time, but are subject to impairment tests on an annual basis, and on an interim basis in certain circumstances. We did not identify events or circumstances during the three and six months ended June 30, 2005 which would more likely than not reduce the fair value of previously recorded intangible assets and, thus, we did not take an impairment charge in the quarter ended June 30, 2005. In the future, we may determine that our intangible assets are impaired, which will require us to take an accounting charge in such accounting period. The likelihood that we will take an impairment charge against the carrying value of goodwill or the other intangible assets on our balance sheet is increased when the book value of our assets exceeds the fair market value of our outstanding common stock or where our projections of our near term revenues decline, among other factors. If we take an impairment charge on our intangible assets, our operating results will be harmed in the accounting period when such charge is incurred.

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

Foreign Currency Exchange Rate Risk

The majority of our operations are based in the United States and, accordingly, the majority of our transactions are denominated in U.S. dollars. We do have foreign-based operations, however, where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. As of June 30, 2005, we had international operations in Asia, Australia, Europe, Canada and Latin America and conduct transactions in the local currency of each location. Historically, our exposure to fluctuations in the relative value of other currencies has been limited because substantially all of our assets are denominated in U.S. dollars, and those assets which are not denominated in U.S. dollars have generally been denominated in historically stable currencies. The impact to our cash and investment balances has therefore not been material. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to our operating results in any period. To date, we have not entered into any foreign exchange hedges or other derivative financial instruments. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

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

As of June 30, 2005, we held $18.9 million in cash and cash equivalents consisting of highly liquid short-term investments having original maturity dates of no more than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income by $0.19 million. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of June 30, 2005, we held $220.3 million in investments in marketable securities and long-term investments. These securities either have maturity dates between three months and two years from the date of purchase or are auction rate securities. These auction rate securities have maturity dates of greater than 10 years, however, we classify them as investments in marketable securities because they have reset dates of less than 45 days and we have the ability and intent to sell them in less than one year from their purchase dates. A decline in interest rates over time would reduce our interest income from our investments in marketable securities and long-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $2.2 million. An increase in interest rates over time would cause the fair market value of our portfolio to decline. An immediate and uniform increase in interest rates of 100 basis points would cause the fair market value of these items to decrease by approximately $1.6 million. Alternatively, a decrease in interest rates over time would cause the fair market value of our portfolio to increase. An immediate and uniform decrease in interest rates of 100 basis points would cause the fair market value of these items to increase by approximately $1.6 million.

As of June 30, 2005, we did not have any outstanding debt.

The following summarizes our investments, weighted average yields and expected maturity dates as of June 30, 2005 (in thousands, except interest rates):

	Maturing during 2005	Maturing during 2006	Maturing Thereafter	Total
Corporate bonds	$13,778	$24,174	$4,113	$42,065
Weighted average yield	1.96%	2.55%	3.92%	2.49%
Government notes/bonds (1)	$72,601	$82,813	$19,833	$175,247

Weighted average yield	2.54%	2.67%	3.87%	2.75%
Auction rate securities (2)	$3,000	$—	$—	$3,000
Weighted average yield	3.64%	—	—	3.64%

Total investment securities	$89,379	$106,987	$23,946	$220,312

(1)	Government notes/bonds consists primarily of government sponsored enterprises and includes, to a lesser extent, investments in taxable municipal bonds.
(2)	Auction rate securities consist primarily of taxable municipal bonds having reset dates of less than 45 days. A significant portion of our investments in marketable securities consist of these instruments as they typically provide a higher rate of return than money market funds while maintaining a low level of risk and a high degree of liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 19, 2005 and the following matters were considered, voted upon and approved/ratified:

The re-election of Robert L. Joss to serve as a Class III member of our Board of Directors with a term expiring on the date of the 2008 annual meeting of stockholders.

	FOR:	AUTHORITY TO VOTE WITHHELD:
Common Stock:	63,441,250	6,388,357

The ratification of the appointment of Ernst & Young LLP as our independent auditor for the year ending December 31, 2005.

	FOR:	AGAINST:	ABSTAIN:
Common Stock:	69,156.970	253,016	419,621

ITEM 6. EXHIBITS

Number	Exhibit Title
3.1 (1)	Restated Certificate of Incorporation of the Registrant.

3.2 (2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3 (3)	Amended and Restated Bylaws of the Registrant.

4.1 (1)	Form of Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIPHANY, INC.

DATE: August 5, 2005	SIGNATURE:	/s/ KAREN A. RICHARDSON
Karen A. Richardson
Chief Executive Officer

DATE: August 5, 2005	SIGNATURE:	/s/ KEVIN J. YEAMAN
Kevin J. Yeaman
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
3.1(1)	Restated Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated December 18, 2000.

3.3(3)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Form of Stock Certificate.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-82799) declared effective by the Securities and Exchange Commission on September 21, 1999.
(2)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on March 27, 2003.
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 (Registration No. 000-27183) filed with the Securities and Exchange Commission on November 13, 2002.